Form 10-Q
period 2021-09-30
Cactus Acquisition Corp. 1 Ltd
filed 2021-12-16
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40981

CACTUS ACQUISITION CORP. 1 LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4B Cedar Brook Drive Cranbury, NJ 08512
(Address of Principal Executive Offices, including zip code)

(609) 495-2222
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of a redeemable warrant	CCTSU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CCTS	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	CCTSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of September 30, 2021, zero Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	F-1

	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period from April 19, 2021 (inception) to September 30, 2021 (unaudited)	F-2

	Condensed Statements of Changes in Shareholder’s Equity (Capital Deficiency) for the Three Months Ended September 30, 2021 and the period from April 19, 2021 (inception) to September 30, 2021 (unaudited)	F-3

	Condensed Statements of Cash Flows for the Three Months Ended September 30, 2021 and the period from April 19, 2021 (inception) to September 30, 2021 (unaudited)	F-4

	Notes to Condensed Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Control and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

SIGNATURES		8

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

INTERIM REPORT

U.S. DOLLARS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEET

		September 30,
		2021
	Note	U.S. Dollars
Assets
CURRENT ASSETS:
Cash and cash equivalents		39,084
Deferred offering costs		116,553
TOTAL ASSETS		155,637

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses		115,000
Loan from related party	5	300,000
TOTAL LIABILITIES		415,000

COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIENCY:	3
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021		-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500(1) issued and outstanding as of September 30, 2021(2)		317
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021		-
Additional paid-in capital		24,683
Accumulated deficit		(284,363)
TOTAL CAPITAL DEFICIENCY		(259,363)
TOTAL LIABILITIES NET OF CAPITAL DEFICIENCY		155,637

(1)	Includes up to 412,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 3 and Note 7 – Subsequent Events – for more information regarding exercise of the of their over-allotment option in full).

(2)	After giving effect to a stock-share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding, effective October 2021, See note 7a.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,	Period from April 19, 2021 (inception) to September 30,
	2021	2021
	U.S. Dollars
	Except per share data
FORMATION AND OPERATING EXPENSES	20,000	284,363
NET LOSS FOR THE PERIOD	(20,000)	(284,363)

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	2,680,412
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE, see Note 4	0.01	0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars (except share data)
CHANGES DURING THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO SEPTEMBER 30, 2021:	-	-	-	-	-
Issuance of Class B Ordinary Shares to the Sponsor (note 3)	3,162,500	317	24,683	-	25,000
Net loss for the period	-	-	-	(284,363)	(284,363)
BALANCE AT SEPTEMBER 30, 2021	3,162,500	317	24,683	(284,363)	(259,363)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT JUNE 30, 2021	3,162,500	317	24,683	(264,363)	(239,363)
Net loss for the period	-	-	-	(20,000)	(20,000)
BALANCE AT SEPTEMBER 30, 2021	3,162,500	317	24,683	(284,363)	(259,363)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended September 30,	Period from April 19, 2021 (inception) to September 30,
	2021	2021
	U.S. Dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(20,000)	(284,363)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	4,999	115,000
Net cash used in operating activities	(15,001)	(169,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-	25,000
Offering costs paid	(116,553)	(116,553)
Proceeds from a promissory note - related party	-	300,000
Net cash provided by (used in) financing activities	(116,553)	208,447

NET CHANGE IN CASH AND CASH EQUIVALENTS	(131,554)	39,084
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	170,638	-
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	39,084	39,084

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

a.	Organization and General

Cactus Acquisition Corp. 1 Limited (hereafter – the Company) is a blank check company, incorporated on April 19, 2021 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (hereafter – the Initial Business Combination).

Although the Company is not limited to a particular industry or geographic region for the purpose of consummating an Initial Business Combination, the Company intends to focus its search on Israeli technology-based life science businesses or industries, that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection.

The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from inception through September 30, 2021 relates to the Company’s formation and locating and obtaining financing. The Company will not generate any operating revenues until after completion of an Initial Business Combination, at the earliest. The Company’s ability to commence operations is contingent upon its locating and obtaining financing from adequate financial resources. The Company’s management has broad discretion with respect to the specific application of the net proceeds that it received from a capital raise although substantially all of the proceeds will be used towards entering into an Initial Business Combination.

If the Company is unable to consummate an Initial Business Combination within 18 months (hereafter – the Combination Period) from the closing of a capital raise (as defined), 100% of the public shares will be redeemed based on a formula as will be defined in the capital raise agreement.

Refer to Note 7 – Subsequent Events – for information regarding the Company’s IPO process after the balance sheet date. The Company has completed its initial public offering (hereafter – the Initial Public Offering) and currently has sufficient liquidity to satisfy its obligations over the twelve months following the issuance date of these financial statements.

b.	Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, because of the potential differences in accounting standards used.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter – U.S. GAAP) and the regulations of the Securities Exchange Commission (hereafter – SEC). The significant accounting policies used in the preparation of the financial statements are as follows:

a.	Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.

Certain disclosures included in the financial statements as of, and for the period from April 19, 2021 to, May 14, 2021, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s preliminary prospectus for the Initial Public Offering filed with the SEC on October 7, 2021.

b.	Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed by dividing net loss attributable to holders of ordinary shares of the Company, by the weighted average number of ordinary shares outstanding for the reporting period.

In computing the Company’s diluted earnings per share, the denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

c.	Fair value measurement

Fair value is based on the price that would be received from the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

d.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may have a material impact on the Company’s financial statements.

e.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the Company’s financial statements.

f.	Income tax

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes (hereafter – ASC 740). ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized, based on the weight of available positive and negative evidence. Deferred tax liabilities and assets are classified as non-current in accordance with ASC 740.

The Company accounts for uncertain tax positions in accordance with ASC 740-10. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative probability) likely to be realized upon ultimate settlement. The Company accrues interest and penalties related to unrecognized tax benefits under taxes on income (tax benefit).

g.	Stock-share dividend

In October 2021, the Company effected a stock-share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors, which was affected on the date thereof.

References made to outstanding shares or per share amounts in the accompanying financial statements and applicable disclosures have been retroactively adjusted to reflect this Stock-share dividend of 0.1 shares for each founder.

The number of authorized shares as reflected on the Balance Sheets was affected by the Stock-share dividend and accordingly has been adjusted. See Note 7a for additional information.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 3 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. As of September 30, 2021, the Company has no Class A ordinary shares issued and outstanding. See Note 7 – Subsequent Events – for more information regarding the Initial Public Offering and private placements.

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14, 2021 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25,000 to Cactus Healthcare Management LP, a Delaware limited partnership (hereafter – the Sponsor). In October 2021, the Company effected a stock-share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 Class B ordinary shares. Out of the 3,162,500 Class B ordinary shares, up to 412,500 are subject to forfeiture if the underwriters do not exercise their over-allotment in full or in part. See Note 7 – Subsequent Events – for more information regarding exercise of the over-allotment option in full and stock-share dividend that the company effected.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the Initial Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an Initial Business Combination.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of September 30, 2021, the Company has no Preference shares issued and outstanding.

NOTE 4 - LOSS PER SHARE:

a.	Basic

Basic loss per share is calculated by dividing the loss attributable to the Company’s shareholders by the weighted average number of ordinary shares in issue.

	Three months ended September 30, 2020	Period from April 19 (inception), 2021 to September 30, 2021
	U.S. dollars (except share data)
Loss attributable to Class B ordinary shareholders	20,000	284,363
Weighted average of Class B ordinary shares outstanding	3,162,500	2,680,412
Basic and diluted loss per Class B ordinary share	0.01	0.11

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 4 - LOSS PER SHARE (continued):

For the calculation of loss per share, the Company used the weighted average number of each of the Company’s ordinary shares issued and outstanding, divided by the loss attributable to the shareholders of each class. The number of shares used in the calculation is the weighted average number of each class’ shares issued and outstanding for the period ended September 30, 2021.

b.	Diluted

As of September 30, 2021, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS:

a.	Issuance of shares

In May 2021, the Company’s sponsor purchased 3,162,500 founders shares from the Company for an aggregate purchase price of $25,000, or approximately $0.008 per share. See also note 7a.

b.	Promissory Note

On May 24, 2021 the Company signed a promissory note (the “Promissory Note”), under which it can borrow up to a $300 thousand principal amount from the Sponsor. The Company shall draw amounts to finance costs and expenses related to its formation and capital raise. The promissory note bears no interest and is payable on the earlier of (i) September 30, 2021 (see note 7), or (ii) the date on which the Company consummates an initial public offering of its securities.

On September 30, 2021 the Company amended the Promissory Note agreement and extended the maturity date from September 30, 2021 to December 31, 2021.

Up until September 30, 2021 the Company has drawn $300 thousand under the promissory note. The mentioned amount used to repay the Company’s accrued expenses to third parties. See also note 7c regarding its repayment.

c.	Administrative Services Agreement

On May 21, 2021 the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities, and other administrative expenses. The monthly payments under this administrative services agreement will commence on the effective date of the registration statement for the IPO and will continue until the earlier of (i) the consummation of the Company’s Initial Business Combination, or (ii) the Company’s liquidation.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Initial Public Offering. payable upon the Company’s completion of the Initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. Following the consummation of the IPO, the Company recorded the deferred liability on the balance sheet at November 2, 2021 as management has deemed the consummation of an Initial Business Combination to be probable.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 7 - SUBSEQUENT EVENT:

a.	In October 2021, the Company effected a stock-share dividend of 0.1 shares for each founder share outstanding. The stock-share dividend increased the Company’s outstanding ordinary shares from 2,875,000 shares to 3,162,500 shares as of that date. All share and per share amounts in these unaudited condensed financial statements has been retroactively adjusted to reflect the stock-share dividend.

b.	Initial Public Offering and private placements

The registration statement relating to the Company’s Initial Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Initial Public Offering— the sale of 12,650,000 units — closed on November 2, 2021. Upon that closing, $129.03 million was placed in a trust account. Out of that amount, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option, from the public, and an additional $2.53 million was invested by the Company’s Sponsor for the benefit of the public in a concurrent private placement. The Company intends to finance its Initial Business Combination with the net proceeds from the Initial Public Offering.

In the Initial Public Offering, the Company issued and sold 12,650,000 units at an offering price of $10.00 per unit. In the concurrent private placement, the Sponsor purchased an aggregate of 4,866,667 Private Warrants (as defined below) at a price of $1.50 per Private Warrant, for approximately $7,300,000 in the aggregate, of which $500 thousand was received after the closing, on November 3, 2021.

Each unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Company’s Initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption (only in the case of the Warrants sold in the Initial Public Offering, or the “Public Warrants”) or liquidation.

Once the Public Warrants become exercisable, the Company may redeem them in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

The Warrants included in the units sold in the Private Placement (the “Private Warrants”) are identical to the Public Warrants except that the Private Warrants, for so long as they are held by the Sponsor or its respective affiliates: (1) will not be redeemable by the Company; (2) may not (including the Class A ordinary shares issuable upon exercise of those warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s Initial Business Combination; (3) they (including the Class A ordinary shares issuable upon exercise thereof) are entitled to registration rights with respect to the resale thereof.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Initial Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closing of the Initial Public Offering. Refer to Note 6 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

c.	Related party transactions

On November 2, 2021, concurrently with the closing under the Initial Public Offering, the Company repaid the Sponsor the principal amount due under the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Cactus Acquisition Corp. 1 Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to our sponsor, Cactus Healthcare Management LP, a Cayman Islands exempted limited partnership. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering, which it filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on November 1, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We have not, to date, reached a binding agreement with any specific Business Combination target, although we have been engaging in discussions with potential Business Combination targets. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement of the private Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have engaged in limited operations to date, which have not generated any revenues. Our only activities from inception through September 30, 2021 were organizational activities and activities necessary to prepare for the Initial Public Offering. Following September 30, 2021, we have engaged in additional activities in preparation for our Initial Public Offering, and, subsequent to that offering, which closed on November 2, 2021, we began activities related to identifying a target company for a business combination. Following our Initial Public Offering, we have not generated any operating revenues and will not do so until after completion of our Initial Business Combination. We generate non-operating income in the form of interest income on funds held in our trust account after our Initial Public Offering. Other than the proceeds raised from our Initial Public Offering and concurrent Private Placement financing in November 2021, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our Initial Public Offering, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, and the period from April 19, 2021 (inception) to September 30, 2021, we had net losses of $20,000 and $284,363, respectively, which were attributable to formation and operating expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had $39,084 of cash. Prior to the completion of our Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and the availability of up to $300,000 of loans from our Sponsor under an unsecured promissory note.

Subsequent to the quarterly period covered by this Quarterly Report, on November 2, 2021, we consummated our Initial Public Offering of 12,650,000 Units, at a price of $10.00 per Unit, consisting of 11,000,000 Units that served as the base offering amount, and an additional 1,650,000 Units for which the underwriters were granted, and exercised, an over-allotment option, generating gross proceeds of $126,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,866,667 Warrants (“Private Warrants”) in the Private Placement to our Sponsor, at a price of $1.50 per Private Warrant, which generated additional gross proceeds of $7,300,000.

 The net proceeds from (i) the sale of the Units in our Initial Public Offering, after deducting offering expenses of $1,080,297 and underwriting commissions of $2,530,000 (but excluding deferred underwriting fees of $4,427,500 that will be payable to the representative of the underwriters upon the consummation of our initial Business Combination transaction), and (ii) the sale of the Private Warrants for a purchase price of $7,300,000, were $130,189,703, in the aggregate. Of this amount, $129,030,000, which represents the funds needed to potentially redeem each Class A ordinary share sold in the Initial Public Offering at a price of $10.20 per share (and which includes $4,427,500 in deferred underwriting fees to be payable to the representative of the underwriters upon (and subject to the consummation of) our initial Business Combination transaction) was deposited into an interest-bearing trust account at J.P. Morgan Chase Bank, N.A. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining funds were deposited in our ordinary bank account rather than in the trust account.

Cash flows from operating activities

For the three months ended September 30, 2021, and the period from April 19, 2021 (inception) to September 30, 2021, net cash used in operating activities was $[15,001] and $[169,363], respectively.,

Cash flows from (used in) financing activities

For the three months ended September 30, 2021, and the period from April 19, 2021 (inception) to September 30, 2021, net cash provided by (used in) financing activities was ($116,553) and $208,447, respectively. For the three months ended September 30, 2021, net cash used in financing activities reflected the payment of $116,553 of offering expenses. For the period from April 19, 2021 (inception) to September 30, 2021, net cash provided by financing activities included $25,000 of net cash proceeds from the issuance of Class B Ordinary Shares, as well as $300,000 that we borrowed from our sponsor under a promissory note. Those sources of cash from financing activities were offset, in part, by $116,553 of cash that was used to pay offering expenses.

Outlook

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete a Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants. No such loans were outstanding as of September 30, 2021, or as of the date of this Quarterly Report on Form 10-Q.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring those fees on October 28, 2021, and will continue to incur those fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

We engaged Oppenheimer and Moelis as joint book-running managers in connection with our Initial Public Offering, Subject to, and upon consummation of, our initial Business Combination. we will pay Oppenheimer and Moelis a deferred underwriting fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,427,500 (exclusive of any applicable finders’ fees or other placement agent fees which might become payable).

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its public Class A ordinary shares, which are subject to possible redemption, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Warrants

The Company accounts for its warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”. Accordingly, both the Company’s public and private warrants are considered indexed to the Company’s own stock and are classified within equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering and the sale of the Private Warrants held in the trust account will be invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that maintain a stable net asset value of $1.00, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those described in this report include the risk factors described in our prospectus dated October 28, 2021 filed with the SEC pursuant to Rule 424(b) under the Securities Act relating to our registration statement on Form F-1, as amended, originally filed with the SEC on July 20, 2021 (File No. 333-258042) (the “Form S-1 Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form S-1 Registration Statement filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 2, 2021, we consummated the Initial Public Offering of 12,650,000 Units, consisting of 11,000,000 Units that served as the base offering amount, and an additional 1,650,000 Units for which the underwriters were granted, and exercised, an over-allotment option. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $126,500,000. Oppenheimer & Co. and Moelis & Company acted as joint book-running managers, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No.’s 333-258042 and 333-260567). The Securities and Exchange Commission declared the first such registration statement (No. 333-258042) effective on October 28, 2021, whereas the second such registration statement (333-260567) became effective automatically upon filing.

Simultaneous with the consummation of the Initial Public Offering, we consummated the Private Placement of an aggregate of 4,866,667 Private Warrants, at a price of $1.50 per Private Warrant, generating total proceeds of $7,300,000, which were all sold to the Sponsor. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants included in the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Out of the net proceeds received from the Initial Public Offering (which included proceeds from the exercise by the underwriters of their over-allotment option), as well as proceeds received from the sale of the Private Warrants, $129,030,000, in the aggregate (constituting $10.20 per Unit sold in the Public Offering), were placed in the Trust Account. The remainder of the net proceeds from the Initial Public Offering and the sale of the Private Warrants was deposited in our ordinary bank account.

We paid a total of $2,530,000 in underwriting discounts and commissions and $1,080,297for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACTUS ACQUISITION CORP. 1 LIMITED

Date: December 16, 2021	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 16, 2021	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)