Form 10-K
period 2021-12-31
Cactus Acquisition Corp. 1 Ltd
filed 2022-03-31
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-40981

Cactus Acquisition Corp. 1 Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	333-258042	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4B Cedar Brook Drive
Cranbury, NJ 08512
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 495-2222

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares, par value $0.0001 per share	CCTS	The Nasdaq Stock Market LLC

Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CCTSW	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share and one-half of a redeemable warrant	CCTSU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant was a private company not yet registered under the Exchange Act, with no market for its common equity, and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 15, 2022, 12,650,000 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Cactus Acquisition Corp. 1 Ltd. ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our sponsor prior to our IPO, and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Cactus Healthcare Management LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021.

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with a technology-based healthcare business that is domiciled or centered in Israel, that carries out all or a substantial portion of its activities in Israel, or that has some other significant Israeli connection;

●	our expectations around the performance of the prospective target business or businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target, high-tech healthcare businesses in Israel;

●	risks associated with acquiring a technology-oriented healthcare business in Israel;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business.

General

We are a blank check company formed on April 19, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us.

While we may pursue a business combination target in any business or industry and across any geographical region, we are focusing our search on technology-based healthcare businesses that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection.

Industry Opportunity

Israel’s thriving healthcare ecosystem — With a population of just over nine million, Israel ranks first among OECD member countries in gross domestic expenditure on R&D as a percentage of GDP: 4.9% compared to 2.03% in the European Union, according to the February 2020 publication of the OECD Directorate for Science, Technology, and Innovation. According to the 2021 Israel Innovation Authority annual report on Israel’s Life Sciences Industry, which we refer to as the IIA 2021 annual report, as of the date of that report, approximately 1,750 life sciences companies were active in Israel, employing more than 84,000 people. This figure reflects a near-doubling of the number of life sciences companies in Israel over the last decade. Israel’s life sciences industry focuses primarily on medical devices (39% of companies), followed by digital health (27%), biotechnology (26%), and pharmaceuticals (8%). According to the Israel Export and International Cooperation Institute, pharmaceutical and medical equipment product exports from Israel reached $5.2 billion in 2019, constituting approximately 5% of the total exports of goods and services from Israel.

Academic excellence leading to commercial successes — As reviewed in the prestigious medical journal The Lancet in 2017, many factors have contributed to the emergence of Israel as a “start-up healthcare nation”, including the wide availability of well-trained scientists and engineers, numerous incubator programs, governmental support and- importantly-academic excellence in healthcare. Although Israel’s population is only about 0.1% of the world’s population, in 2018 Israeli publications represented close to 1% of the worldwide publications in medicine and related biological sciences(IIA’s 2019 annual report). This academic activity resulted in notable successes, for example:

●	Doxil, a chemotherapy for ovarian cancer, developed at the Hadassah Medical Center/Hebrew University and acquired by Johnson & Johnson;

●	Azilect, a Parkinson’s disease drug, developed by Teva Pharmaceutical Industries based on research at the Technion, Israel’s Institute of Technology;

●	Exelon, a drug for the treatment of Alzheimer’s disease, discovered at the Hebrew University and developed and marketed by Novartis;

●	Copaxone, for multiple sclerosis, or MS, originated from the Weizmann Institute of Science, or the Weizmann Institute, and developed and commercialized by Teva Pharmaceutical Industries; and

●	Rebif, another MS treatment, developed by the Weizmann Institute in collaboration with Serono’s subsidiary InterPharm.

Israeli companies reaching global markets — Israeli successes, however, have not been limited to academic innovations acquired by large pharmaceutical companies. In recent years, several Israeli biotech firms that developed innovative products from bench to bedside have gained United States Food and Drug Administration (FDA) and other regulatory approvals and started marketing their products in the United States and other regions. Notable examples are:

●	UroGen Pharma’s JELMYTO® (mitomycin) for urothelial cancer;

●	Protalix BioTherapeutics’ Elelyso®, a recombinant glucocerebrosidase enzyme for Gaucher’s disease produced from innovative transgenic plant-based cell cultures;

●	Kamada Ltd.’s GLASSIA® (alpha-1 proteinase inhibitor) for emphysema due to congenital deficiency of alpha-1-proteinase inhibitor;

●	RedHill Biopharma’s Talicia® for Treatment of H. pylori infection; and

●	MediWound’s NexoBrid®, a drug for the debridement of severe burns.

Bio-convergence successes — Israel’s strengths in engineering, IT and life sciences, make the emerging arena of bio-convergence another potential significant growth engine for the Israeli high-tech industry. Israeli multidisciplinary research combining engineering and biology has produced to-date multiple success stories, such as:

●	Pillcam, the first ingestible diminutive camera for gastrointestinal imaging developed by Given Imaging and sold to Covidien;

●	Medinol’s pioneering flexible closed cell coronary stent;

●	InSightec’s groundbreaking MRI-guided Focused Ultrasound Surgery (MRgFUS), FDA- approved for Parkinson’s disease;

●	NeuroDerm’s first ever liquid levodopa formulation combined with a pump for continuous sub-cutaneous administration in Parkinson’s disease (acquired by Mitsubishi Tanabe for $1.1 billion);

●	BiosenseWebster’s CARTO® 3 3D cardiac electrophysiological mapping system for arrhythmia treatment, acquired by Johnson & Johnson;

●	MediGuide’s Medical Positioning System, that uses proprietary sub-millimeter sensors for minimally-invasive, intra-body navigation (sold to St. Jude Medical);

●	Nanox’s innovative “Cold-Cathode” x-ray source for more efficient radiological imaging;

●	Medi-Tate’s iTind, a minimally-invasive device to treat benign prostate hyperplasia, recently acquired by Olympus for $250 million;

●	InMode’s novel radio-frequency-based technology that enables minimally-invasive procedures and improves existing surgical procedures across several surgical specialties, such as plastic surgery and dermatology;

●	Mazor Robotics’ X STEALTH Edition guidance system for spinal surgery, a technology that originated at the Technion, Israel’s Institute of Technology, and acquired by Medtronic for $1.6 billion; and

●	NovoCure’s Optune, an electric field generator to treat gioblastoma multiforme (a type of brain cancer).

Looking ahead — While the Israeli life sciences industry is dominated by medical device companies, which represented as of 2020, approximately 39% of all Israeli life sciences companies, the healthcare IT/digital health sector has been growing in recent years. Accordingly, Israel’s life sciences industry’s role in the global healthcare IT and digital health ecosystem is increasing, from 1.5% of global investments in digital health in 2014 to 4.5% in 2019, whereas the country’s population represents only about 0.1% of the world’s population (IIA 2021 annual report). Of the 92 life science companies established In Israel in 2020, 43% were in the digital health subsector, which corresponds with the overall boost in this subsector in the past five years (IIA 2021 annual report). Recent Israeli successes in the field of health-related information technology include Zebra Medical Vision’s FDA-approved radiological analytics platform, and MDClone’s ADAMS big data platform for synthesizing, analyzing, and sharing anonymized clinical data.

Catalysts of the Israeli healthcare industry:

In addition to its academic excellence and a track record of commercial successes, several additional factors enhance the Israeli healthcare ecosystem:

●	Educated and skilled workforce — Israel enjoys a very high percentage of engineers and scientists per capita 140 scientists and technicians per 10,000 employees, highest in the world as of 2011 (Eduard Shteinbuk “R&D and Innovation as a Growth Engine”, National Research University — Higher School of Economics (published July 2011)) and a very high ratio of academic publications per capita (25th in the world in the publication of scientific and technical articles in the fields of physics, biology, chemistry, mathematics, clinical medicine, biomedical research, engineering and technology, and earth and space sciences in journals classified by the Institute for Scientific Information’s Science Citation Index (SCI) and Social Sciences Citation Index (SSCI) as of 2016).

●	Government support — The Israeli government founded the Technology Incubator program in the early 1990s. According to the IIA 2021 annual report, as of the date of the report, there were over 22 technological, biotechnological and peripheral entrepreneurship incubators across the country, all of which have been privatized and are owned by seasoned and experienced groups, such as venture capital funds and multinational corporations, as well as private investors. The incubators offer government funding of up to 85% of early-stage project costs for two years. They nurture companies from seed to early stage, thus minimizing the risk to the investor. More than 1,100 projects (as of the date of the IIA 2019 annual report) have so far graduated from the incubators, with over 45% successfully attracting additional investments from different investors. Moreover, the Israeli government (through the IIA) has been investing more than $100 million in the life sciences sector every year for more than a decade via its different programs (IIA 2021 annual report). The main program is the R&D Fund, which offers R&D grants of up to 40% of the approved R&D program cost.

●	Investment support — The Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, enables foreign companies operating in Israel to benefit from a reduced company tax rate and investment grants. Another incentive program offered by the government provides employment grants for R&D centers in Israel, with a four-year grant scheme covering on average 25% of the employer’s cost of salaries for each new employee.

●	Strong VC industry — The total investments in life science companies in Israel in 2020 and in Q1 2021 were $2.5 billion and $900 million, respectively, a significant increase of approximately 55% in 2020 compared to 2019 and a record high in the last decade. Of the total investments in 2020, more than $200 million was invested by Israeli venture capital funds; in the first quarter of 2021, Israeli venture capital funds already invested $100 million, almost 50% of their investment in the full year of 2020 (IIA 2021 annual report).

●	Flexible, creative economy — Flexibility and adaptability to change are widely considered primary factors affecting business performance. The world competitiveness index of IMD (a business school that purports to be a leader and pioneer in corporate leadership development) places this attribute among the leading indexes of economic competitiveness. Israel’s ability to swiftly translate market demands into organizational action accounts for its consistently strong performance in the flexibility index and its broad acceptance as a global capital of innovation.

Advantages of SPAC business combination for mature Israeli healthcare companies — For several years, Nasdaq has been the Israeli life sciences companies’ main source for public funding. Over 40 of the 80+ Israeli companies listed on Nasdaq are life sciences companies. Approximately $4.7 billion was raised on Nasdaq by Israeli life sciences companies in the last decade. In 2020 alone, $751 million was raised on Nasdaq by 22 Israeli life science companies, and in the first quarter on 2021, $203 million was raised by five such companies (IIA 2021 annual report). However, while a significant number of mature, potentially profitable, Israeli healthcare companies would be ideal candidates to go public via the route of an initial public offering on Nasdaq, they often have difficulties doing so because of size barriers that generally restrict such offerings to larger companies. Additionally, Israeli companies’ attempts at public offerings on Nasdaq are hindered by the limited local expertise needed for such a process and are particularly sensitive to its inherent uncertainty. Given the growth in the market for special purpose acquisition companies (in terms of number of companies and the amount of funds raised by them) in recent years, we believe that this approach can be utilized to address this unmet need and enable worthwhile, growth Israeli healthcare companies to scale up and expand.

As mentioned above, the Israeli healthcare industry has had many success stories and has developed to-date a thorough knowhow that harbors great potential for future successes. As a SPAC that is focused solely on the Israeli healthcare industry and is led by our management and sponsor, which have substantive Israeli business knowledge, experience and relationships, we believe that we will enjoy the privilege of selecting a promising company out of a large variety of available companies.

Acquisition Strategy and Criteria

Our acquisition strategy is to identify an untapped opportunity within our target Israeli healthcare industry and offer a public-ready business, a facility through which to enter the public sphere, access capital markets, and advance its priorities. We are focusing on small to mid-size Israeli-related healthcare companies that have a solid novel technological foundation and promising market opportunities which have so far refrained from becoming public for a variety of reasons. We hope to serve as an attractive partner for those companies, enabling them to go public in an alternate, more easily accessible manner — a business combination transaction — and to thereby benefit from the capital-raising options available for a publicly traded company in the U.S.

Our sponsor’s participants and their affiliates have extensive experience and expertise in strategic investments in public and private companies where they have a strong investment conviction driven by clearly identifiable growth opportunities. We will apply a similar investment philosophy and approach to analyze prospective targets and identify an attractive business combination.

We have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We have been using these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet one or more of these criteria and guidelines. We intend to focus on target businesses or assets with the following attributes:

●	Small-to Middle-Market Businesses We believe that the small-to middle-market segment provides the greatest number of opportunities for investment and is consistent with our sponsor’s participants’ investment history across the various healthcare segments. These segments are where our management team has the strongest capability to identify attractive opportunities. We are seeking to acquire potential target businesses which can use the funding we bring to achieve value-creating milestones.

●	Benefit from Being a Public Company. We are seeking potential target businesses with scientific or other competitive advantages in the markets in which they operate that can benefit from a broader access to capital, and the heightened public profile associated with being a publicly traded company.

●	Technology-Driven Business Model. We are seeking to acquire potential target businesses with a pioneering scientific and technology platform, including in the life sciences/biotech, medical technology, healthcare information technology and technology-enabled services sector.

●	Experienced Management Team. We are seeking to acquire business with a strong, experienced managerial, financial, and technology/scientific experience as well as mature policies on corporate governance and reporting in place.

●	Significant Growth Prospects. We are looking to select a target business expected to have significant embedded and/or underexploited growth opportunities; with near- and longer-term valuation inflection points that will allow them to reap the advantages and acceleration of having access to public capital markets.

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors, and criteria that our management may deem relevant. If we decide to enter an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our shareholder communications related to the acquisition. As discussed elsewhere in this Annual Report, this would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission, or SEC.

In evaluating a prospective target business, we conduct a comprehensive due diligence review. That due diligence review may include, among other things, financial statement analysis, initial public offering readiness assessment, business practices integration analysis, document reviews, meetings with the target’s management and other employees, inspection of facilities, consultations with relevant industry experts, competitors, customers, and suppliers, as well as a review of additional information (operational, financial, legal and otherwise) that we obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor) and the relationships they have developed because of such experience, provides us with a substantial number of potential business combination targets. Our management team and other members of our sponsor have operated and invested in leading Israeli and global healthcare companies across their corporate life cycles and have developed deep relationships with organizations and investors operating around the world, and in our target region, Israel, in particular. This network has grown through sourcing, acquiring, and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will help us to identify attractive Israeli-related healthcare technology-based businesses that can benefit from access to the public markets, and execute complex business combination transactions, thereby enhancing shareholder value. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We believe that we are uniquely positioned to leverage our sponsor’s, affiliates’ and management team’s successful track record growing Israeli healthcare technology companies into large, successful publicly traded entities, and their deep network of relationships in Israel and elsewhere, as strong competitive advantages. We utilize our management’s and sponsor’s expertise and their respective proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets.

We believe that the experience of our management team and directors in evaluating assets through investing and company building enables us to source the highest quality targets. Our selection process leverages the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers, and a network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we can capitalize the target business and create purposeful strategic initiatives to achieve attractive growth and performance targets.

Our management team consists of professionals and senior operating executives of various companies and entities with decades of experience and industry exposure in various Israeli healthcare industries. Based on our management team’s extensive experience and industry exposure, we believe that we may be able to identify, evaluate the risk and reward of, and execute on attractive acquisition opportunities.

Significant Activities since Inception

On November 2, 2021, the Company consummated the closing of its initial public offering, selling 12,650,000 units to the public and generating aggregate gross proceeds of $126,500,000 for the Company. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share and one-half redeemable warrant of the Company, each warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

Substantially concurrent with the closing of the initial public offering, the Company completed the private sale of 4,866,667 warrants (the “Private Placement Warrants”) to Cactus Healthcare Management LP at a purchase price of $1.50 per Private Placement Warrant, generating aggregate gross proceeds of $7,300,000 for the Company.

Following the respective closings, a total of $129,030,000 was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our units commenced trading on the Nasdaq Global Market on November 2, 2021 under the symbol “CCTSU”. As of December 30, 2021, holders of the units sold in the Company’s initial public offering could begin to elect to separately trade the Class A ordinary shares and warrants included in the units. The Class A ordinary shares and warrants that are separated may be traded on the Nasdaq Global Market under the symbols “CCTS” and “CCTSW,” respectively. Units that are not separated continue to trade on the Nasdaq Global Market under the symbol “CCTSU.”

Competitive Strengths

Status as a Public Company

We believe that our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

With funds available in our trust fund in an amount of $124,602,500 assuming no redemptions and after payment of up to $4,427,500 as a deferred underwriting fee to Oppenheimer and Moelis in connection with the business combination if the underwriters’ over-allotment option is exercised in full), in each case before additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the possibility that there may be a significant percentage of our public shareholders that may elect to redeem their shares in connection with a business combination, thereby reducing our cash resources, we may need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our shares, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected a specific target business on which to concentrate our search for a business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate a company with which we may effect a potential merger, capital stock or share exchange, asset acquisition or other similar business combination. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. Our principal means of identifying potential target businesses is by leveraging the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources have been able to generate a number of potential business combination opportunities that warrant further investigation. Target business candidates are also brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, because many of these sources will have read our public disclosures and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is), other than: the $10,000 monthly administrative services fee; the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination; the repayment of $300,000 of loans that we incurred to our sponsor prior to our IPO and which we repaid upon the consummation of our IPO; and the repayment of additional loans that our sponsor or its affiliates may extend to us for working capital purposes, up to $450,000 of which are currently represented by a promissory note that we issued to our sponsor, and up to $1,500,000 of which (including the foregoing $450,000 amount) may be converted into warrants to purchase Class A ordinary shares, at a price of $1.50 per warrant, at the option of the lenders. . Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Selection of a Target Business and Structuring of a Business Combination”.

An evaluation relating to the merits of a particular business combination is based, to the extent relevant, on such factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed results in a loss to us and reduces the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing date of our initial public offering in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates had indicated any intention to purchase units or Class A ordinary shares as part of our initial public offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any general meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the initial public offering or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00, and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing date of our initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing date of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months from the closing date of our initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time frame.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $975,000 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. We could also request additional funding from our sponsor and/or its partners under those circumstances.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management performs an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we currently engage are vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,112,000 from the proceeds of our initial public offering and the sale of the private warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. The foregoing $975,000 amount held outside of the trust as of December 31, 2021 was the amount that remained from the proceeds of our initial public offering and accompanying private placement, after payment of $1,128,000 in offering expenses, and $137,000 in operating expenses.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency laws and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing date of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 18 months from the closing date of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months from the closing date of our initial public offering, then our existence will terminate, and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing date of our initial public offering or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our Class A ordinary shares present and voting at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a simple majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our founders shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Comparison of redemption or purchase prices in connection with our initial business combination and if we fail to complete our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months from the closing of our IPO.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.20 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination within 18 months from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.20 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting fee and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Competition

We face intense competition from other entities having a business objective similar to experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses that we could potentially acquire with the net proceeds from our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination, and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We may furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

As of the date of this Annual Report, we have two (2) officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the status of our pursuit of a target business for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares, and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, each of our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited as of the 2022 year-end. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of our statements of operations, changes in equity and cash flows in our audited financial statements, and presenting a comparison of our most recent annual results only against one prior year period. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	If a large number of our shares request to be redeemed for cash in a proposed business combination, that could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.

●	If we do not complete our initial business combination within the prescribed time frame, our public shareholders may receive only $10.20 per share, or less, and our warrants will expire worthless.

●	We may seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote on our initial business combination transaction, they may disproportionately influence the outcome.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Risks Relating to our Management Team

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate.

Risks Relating to our Securities

●	Our amended and restated articles of association provide that unless we consent otherwise, the courts of the Cayman Islands shall have the sole and exclusive jurisdiction for all disputes between our company and our shareholders under the Companies Act.

●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us.

●	An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units, Class A ordinary shares or warrants. If any of the following events occurs, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. In recent months, the rate of redemption of their shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, will face a high level of redemptions that will jeopardize our ability to successfully consummate a business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We may be unable to obtain— on reasonable terms or at all— additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private units will be sufficient to allow us to complete our initial business combination, we will need to ascertain the capital requirements for a particular transaction to determine whether that is the case. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs in recent months has become very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors below.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have not committed as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination is aware that we must complete our initial business combination within 18 months from the closing date of our initial public offering. Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18-month period. Depending upon when we identify a particular potential target business, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Because the number of special purpose acquisition companies evaluating targets has increased, attractive targets may become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and in particular during the last year, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently conducting their initial public offering. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing date of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 18 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

We need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic or by the recent invasion of the Ukraine by Russia.

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact, and the degree of success, nature and timing of the recovery from it, among others.

In a similar manner, Russia’s recent invasion of the Ukraine could also have an adverse effect on our ability to consummate a business combination transaction or on the operations of the target business with which we combine. That invasion may result in increased costs of compliance, restrictions on our target business’ ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our target business. The invasion may also cause a deterioration in general economic conditions, which may adversely impact our access to financing for the combined company upon the consummation of a business combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by COVID-19, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination when it may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private warrants and have filed a Current Report on Form 8-K that provided an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Because the net proceeds from our initial public offering being held in the trust account may be insufficient to allow us to operate for a full period of 18 months, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we may depend on loans from our sponsor or management team to fund those activities.

The funds available to us outside of the trust account may be insufficient to allow us to operate for the full 18 months following our initial public offering. Of the net proceeds from our initial public offering and the sale of the private warrants, as of December 31, 2021, only approximately $975,000 was available to us outside of the trust account to fund our working capital requirements, after payment of approximately $1,128,000 of offering expenses and $137,000 of operating expenses.

We are incurring significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the capital raised by our initial public offering and potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. In particular, our sponsor and its three primary limited partners have committed to funding up to $450,000 in working capital prior to our initial business combination by way of loans that may be converted by them (at their election) into warrants to purchase Class A ordinary shares. However, if that funding does not suffice for our working capital purposes, we would need to raise additional financing from unaffiliated parties in order to fund our expenses. Any such external financing could be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We may not be able to obtain such external financing. Any lack of financing may negatively impact our ability to consummate our initial business combination transaction.

Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We may also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In that case, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Accordingly, our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If our sponsor fulfills its foregoing indemnity obligations, but then seeks indemnity for those obligations from us or from the surviving entity in a business combination transaction, that could reduce the consideration payable to you in any such business combination transaction.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, (or the Investment Company Act), our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the completion of our initial business combination. Our public shareholders do not have the right to appoint directors prior to the consummation of our business combination and do not have the right to call a general meeting.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also do not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, during that time period, holders of a majority of our founders shares may remove a member of the board of directors for any reason. Under our amended and restated articles of association, our shareholders furthermore do not have the right to call a general meeting.

Because we are not limited to any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

While we are focused upon a combination with technology-based healthcare businesses that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection, we nevertheless may pursue acquisition opportunities in any one of numerous industries or geographic locations. We are not, however, under our amended and restated memorandum and articles of association, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private warrants, initially $130,142,000, along with up to $450,000 from loans that our sponsor and its three primary limited partners have committed to providing to us, as may be reduced significantly due to redemptions by our public shareholders, is available to complete our business combination and pay related fees and expenses (which fees will include approximately $4,427,500 for the payment of a deferred underwriting fee to Oppenheimer and Moelis). As of December 31, 2021, the portion of the foregoing funds that is available to us outside of our trust account, and which may be used for working capital and towards our pursuit of a business combination, was approximately $975,000.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors, any of their affiliates. We or our sponsor may also engage a third-party purchaser to make such purchases from shareholders who would otherwise redeem their shares, in order to maintain our public float and qualify for listing our shares on Nasdaq upon consummation of our initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of at least 90% of our ordinary shares as, being entitled to do so, vote in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity may be amended with the approval of holders of at least two-thirds of our ordinary shares that, being entitled to do so, attend and vote at a general meeting, and corresponding provisions of the agreement governing the release of funds from our trust account may be amended with the approval of holders of at least 65% of our then outstanding ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote in a general meeting (amendments relating to the appointment or removal of directors prior to our initial business combination instead require the approval of at least 90% of our shares voting in a general meeting). Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our then outstanding ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our shares, may participate in any vote to amend our amended and restated memorandum and articles of association (other than any amendment materially adversely impacting our public shares) and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 18 months from the closing date of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company (other than provisions contained therein governing the release of funds from our trust account), the letter agreement among us and our sponsor, officers and directors, the registration rights agreement between us and our sponsor, and the administrative and support services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contained a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding (i) the deferred underwriting compensation to be paid to Oppenheimer and Moelis upon the consummation of that transaction and (ii) taxes payable on the income earned on the trust account) so long as we maintain a listing for our securities on the Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors.

Risks Relating to the Post-Business Combination Company

If we effect a business combination with a company located in Israel or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities in Israel or elsewhere outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities in Israel or elsewhere outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars;

●	adverse impacts from Russia’s invasion of Ukraine, including increased use of less cost-efficient resources and exacerbation of existing international supply chain back-ups; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

In the event we acquire a non-U.S. target, such as an Israel-centered entity, as we are planning to do, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The value of the currency in our target region — Israel — fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency such as the Israeli currency (the New Israeli Shekel) appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even though we conduct extensive due diligence on a potential target business with which we may combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including Nachum (Homi) Shamir, our Chairman of the Board, Ofer Gonen, our CEO, and Stephen T. Wills, our CFO. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, board member or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and sponsor’s members and affiliates is presented for informational purposes only. Past performance by our management team and sponsor’s members and affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and sponsor’s members and affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team and our sponsor’s members and affiliates have been involved in businesses and deals that were unsuccessful. None of our officers, directors or the partners or affiliates of our sponsor have had management experience with blank check companies or special purpose acquisition corporations in the past.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in similar businesses.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Effecting a Business Combination — Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our independent and disinterested directors

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Prior to our initial public offering, our sponsor purchased an aggregate of 2,875,000 founders shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 Class B ordinary shares outstanding and held by our sponsor. Simultaneously with the closing of our initial public offering, our sponsor purchased warrants to purchase an additional 4,866,667 Class A ordinary shares. Disregarding the additional Class A ordinary shares underlying those warrants (and the shares underlying warrants sold in our initial public offering as part of the units), our sponsor owns 20.0% of our issued and outstanding shares. The founders shares will be worthless if we do not complete an initial business combination. The founders shares — which are Class B ordinary shares — are identical to the Class A ordinary shares included in the units as part of our initial public offering except that until the consummation of our initial business combination transaction, only the founders shares have the right to vote on the appointment of directors. In addition, both the founders (Class B ordinary) shares and the private (Class A ordinary) warrants (and shares underlying those warrants) purchased by the sponsor concurrently with the offering are subject to certain transfer restrictions (unlike public shares). Furthermore, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founders and private shares if we fail to complete our initial business combination within 18 months from the closing date of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline following the closing date of our initial public offering nears, which is the deadline for the completion of our initial business combination.

Since our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. In addition, our sponsor may seek certain indemnities from us or from the surviving entity in our initial business combination. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination, even if it is not in the best interests of our other shareholders.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In the recent period of time, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing date of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on Nasdaq. Our Class A ordinary shares and warrants have also been listed separately on Nasdaq. Although we expected to meet on a pro forma basis Nasdaq’s minimum initial listing standards after our initial public offering, which generally only require that we meet certain requirements relating to market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to such securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute, and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders control the appointment of our board of directors until completion of our initial business combination and hold a substantial interest in us. As a result, they appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. The purchase by our initial shareholders of any Class A ordinary shares, including in the aftermarket or in privately negotiated transactions, would increase their influence over these actions. Accordingly, our initial shareholders exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share;

(ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii) the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like or as indicated above) for any 20 trading days within a 30 trading-day period commencing on the date they become exercisable and ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants contained in our units, together with our founders shares, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued, as part of the 12,650,000 units that we offered, warrants to purchase 6,325,000 Class A ordinary shares with an exercise price of $11.50 per warrant (subject to adjustment as provided herein), and, simultaneously with the closing of our initial public offering, we sold in a private placement an aggregate of 4,866,667 private warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our sponsor currently holds 3,162,500 founders shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the private warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founders shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private warrants are identical to the warrants sold as part of our initial public offering units except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (3) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights with respect to the resale thereof.

There is currently a limited market for our securities, which could adversely affect the liquidity and price of our securities.

Shareholders have limited access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders do not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot assure you that investors will not find our securities less attractive because we rely on these exemptions, which may cause the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. Because we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provide that unless we consent to an alternate forum, the federal district courts of the United States shall be the exclusive forum of resolution of any claims arising under the Securities Act, which may impose additional litigation costs on our shareholders.

Our amended and restated memorandum and articles of association provide that, unless we consent otherwise, the federal district courts of the United States shall be the exclusive forum for the resolution of any claims arising under the Securities Act (for the sake of clarification, this provision does not apply to causes of action arising under the Exchange Act). While this provision of our amended and restated memorandum and articles of association does not restrict the ability of our shareholders to bring claims under the Securities Act, nor does it affect the remedies available thereunder if such claims are successful, we recognize that it may limit shareholders’ ability to bring a claim in a judicial forum that they find favorable and may increase certain litigation costs which may discourage the filing of claims under the Securities Act against us, our directors and our officers. However, the enforceability of similar forum provisions in other companies’ organizational documents has been challenged in legal proceedings and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our amended and restated articles of association. If a court were to find the choice of forum provision contained in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Our amended and restated articles of association provide that unless we consent otherwise, the courts of the Cayman Islands shall have sole and exclusive jurisdiction for all disputes between our company and our shareholders under the Companies Act.

Unless we consent otherwise, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in the company, including but not limited to (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our company to our company or our company’s shareholders, or (iii) any action asserting a claim arising pursuant to any provision of the Companies Act and each shareholder shall be deemed to have irrevocably submitted to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. Without prejudice to any other rights or remedies that we may have, each shareholder shall also be deemed to have acknowledged and agreed that damages alone would not be an adequate remedy for any breach of this exclusive forum provision in our memorandum and articles and that accordingly we will be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of this provision. This exclusive forum provision is intended to apply to claims arising under Cayman Islands law and would not apply to claims brought pursuant to the Securities Act or the Exchange Act or any other claim for which federal courts would have exclusive jurisdiction. Such exclusive forum provision in our amended and restated memorandum and articles of association will not relieve our company of its duties to comply with federal securities laws and the rules and regulations thereunder, and shareholders of our company will not be deemed to have waived our compliance with these laws, rules and regulations. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with our company or our directors or officers which may discourage lawsuits against our company, our directors, and our officers.

However, there is uncertainty as to whether courts would enforce the exclusive forum provisions in our amended and restated memorandum and articles of association. If a court were to find the choice of forum provision contained in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

An investment in our securities may result in uncertain or adverse United States federal income tax consequences.

An investment in our securities may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units that we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half warrant included in each unit could be challenged by the IRS or the courts. Furthermore, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Since holders of our founders shares are the only shareholders of the company that have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Until consummation of our initial business combination, holders of our founders shares are the only shareholders of the company that have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not utilize these exemptions and currently comply with the corporate governance requirements of Nasdaq. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

If we are unable to consummate our initial business combination within 18 months of the closing date of our initial public offering, our public shareholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months from the closing date of our initial public offering, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business— Effecting a Business Combination— Conversion Rights.”

The warrants that are part of the units that we offered publicly and issued privately, together with our grant of registration rights to our sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.

We issued warrants to purchase up to 6,325,000 ordinary shares at a price of $11.50 per share (subject to adjustment as provided herein) as part of the 12,650,000 units that we sold as part of our initial public offering following the full exercise of the over-allotment option. Furthermore, simultaneously with the closing of our initial public offering, we issued to our sponsor in a private placement an aggregate of 4,866,667 private warrants. Each warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the private warrants.

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, management team and their permitted transferees can demand that we register the resale of their founders shares beginning at the time of our initial business combination. In addition, our sponsor, as the holder of our private warrants, and its permitted transferees, can demand that we register the resale of the private warrants, or the Class A ordinary shares issuable upon exercise of the private warrants. Holders of warrants that may be issued upon conversion of working capital loans, may demand that we register the resale of those warrants, or the issuance of Class A ordinary shares upon exercise of those warrants.

The potential issuance of shares underlying our various groups of warrants, together with the foregoing registration rights with respect to those shares and other shares, will allow, potentially, a significant, additional number of our Class A ordinary shares to become available for trading in the public market. That potential development may have an adverse effect on the market price of our Class A ordinary shares even without there being actual additional issuances or resales. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. The shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected from the potential resale of the Class A ordinary shares owned by our sponsor, or issuable upon exercise of the private warrants or conversion of working capital loans or their respective permitted transferees. Those resales are enabled by the registration rights.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founders shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of ordinary shares, including 500,000,000 Class A ordinary shares, par value $0.0001 per share, and 50,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 5,000,000 preference shares, par value $0.0001. Following our initial public offering, there are 487,350,000 and 46,837,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amounts include (in the case of Class A ordinary shares) shares reserved for issuance upon exercise of outstanding warrants, and 5,000,000 authorized but unissued preference shares available for issuance.

Our sponsor paid a nominal price for their acquisition of the founders shares. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

Our sponsor acquired the founders shares and representative shares, respectively, at nominal prices, significantly contributing to the dilution to investors in our initial public offering.

The authorized share capital under our amended and restated memorandum and articles of association also presents the possibility of additional, substantial dilution. Under those charter documents, we are authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preference shares, par value $0.0001 per share. Following our initial public offering, there are 487,350,000 and 46,837,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of outstanding Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A ordinary share in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, a partner or affiliate of our sponsor, or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of our prospectus captioned “Income Tax Considerations — United States Federal Income Taxation — U.S. Holders — Passive Foreign Investment Company Rules.”

The term “U.S. Holder” means a beneficial owner of units, Class A ordinary shares or warrants who or that is for United States federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

We may reincorporate in, migrate to or merge with and into another entity as surviving company in, another jurisdiction in connection with our initial business combination and such reincorporation, migration or merger may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in, migrate to or merge with and into another entity as surviving company in, the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company incorporated under the laws of the Cayman Islands with limited operating results. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which is charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative and support expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 4B Cedar Brook Drive, Cranbury, NJ 08512. Our executive offices are provided to us by our sponsor at a minimal payment per month (included in the fee of up to $10,000 per month that we pay to our sponsor for administrative and support services). We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “CCTSU,” “CCTS” and “CCTSW,” respectively. Our units commenced public trading on November 2, 2021. On December 30, 2021, the holders of the Company’s units were granted the right to elect to separately trade the Class A ordinary shares and warrants, and separate trading commenced within the first couple of trading days thereafter (with the units continuing to trade concurrently).

(b)	Holders

On March 15, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and two holders of record of our warrants (on a stand-alone basis, apart from our units).

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In May 2021, our sponsor purchased an aggregate of 2,875,000 of our Class B ordinary shares for an aggregate purchase price of $25,000. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 Class B ordinary shares outstanding and held by our sponsor. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to the adjustments described herein. The sale of the Class B ordinary shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Substantially concurrent with the closing of the initial public offering, we effected a private placement of 4,866,667 private warrants to our sponsor, Cactus Healthcare Management LP, at a price of $1.50 per warrant, or $7,300,000 in the aggregate. The purchase of the private warrants provided additional funds that are necessary to maintain in our trust account $10.20 per unit sold to the public, as well as funds outside of the trust account for our working capital requirements. The private warrants are identical to the warrants sold to the public as part of the units, except that the private warrants will not be redeemable. The sale of the private warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, a partner or affiliate of our sponsor, or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Use of Proceeds

On November 2, 2021, we consummated the closing of our initial public offering, selling 12,650,000 units, to the public and generating aggregate gross proceeds of $126,500,000 to the Company. Each unit consists of one Class A ordinary share of the Company and one-half redeemable warrant of the Company, each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

Substantially concurrent with the closing of the initial public offering, we completed the private sale of 4,866,667 warrants to our sponsor, Cactus Healthcare Management LP, at a purchase price of $1.50 per Private Placement Warrant, generating aggregate gross proceeds to us of $7,300,000.

Following the respective closings, a total of $129,030,000 was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in our final prospectus (File No. 333-258042), dated October 28, 2021, for which the related registration statement on Form S-1 was declared effective by the SEC on October 28, 2021.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements other than statements of historical fact included in this annual report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this annual report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements.

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements whenever they appear in this annual report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021 we had cash of $975,000 and a working capital of $1,068,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2021 date of our audited financial statements contained in this Annual Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of our initial public offering from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of December 31, 2021, no amounts remained outstanding under that note. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until our initial business combination. We cannot assure you that our plans to consummate an initial business combination will be successful.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, was, in the aggregate, $130,142,000. Of this amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non- interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1,112,000 from the IPO and private placement proceeds was held outside of the trust account, and after we have incurred and paid operating expenses of $137,000, the cash on hand balance as of December 31, 2021 was $975,000.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), minus amounts paid out to redeeming shareholders, to complete our initial business combination. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Following our initial public offering, we had available to us $1,112,000 of proceeds held outside of the trust account. We use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund potential working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, together with three primary limited partners of our sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us, in an equivalent manner among the sponsors, an aggregate, up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor.. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our primary anticipated liquidity requirements during our post-initial public offering, pre-business combination period include approximately $700,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; $180,000 for administrative and support services; and approximately $132,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Currently we anticipate that we will need to obtain additional financing following our initial public offering in order to meet the expenditures required for operating our business up until our initial business combination. The costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are likely to be greater than what we had originally estimated would be needed to do so. Consequently, we will likely have insufficient funds available to operate our business prior to our initial business combination without the up to $450,000 of sponsor/affiliate loans described above. Moreover, we will likely need to obtain additional financing in connection with, and in order to complete, our initial business combination and/or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we will likely need to issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. If we succeed at consummating our initial business combination, if cash on hand is insufficient following that transaction, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2021, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations.

Critical Accounting Estimates

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds from our initial public offering and the sale of the private warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 appears in Item 15 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021 our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Ofer Gonen	48	Chief Executive Officer and Director
Stephen T. Wills	65	Chief Financial Officer
Nachum (Homi) Shamir	68	Chairman of the Board
Hadar Ron, M.D.	63	Director
David J. Shulkin, M.D.	62	Director
David Sidransky, M.D.	61	Director

Biographical information on our executive officers and directors:

Ofer Gonen serves as our Chief Executive Officer and is also a member of the board of directors. He has been the Chief Executive Officer of CBI since February 2017, with more than 20 years of experience in managing life sciences investments and business collaborations in both the United States and Israel. Prior to 2017, he served as a Vice President at CBI from September 2003 until February 2017. Mr. Gonen serves as a board member of several portfolio companies of CBI, including Gamida Cell (Nasdaq: GMDA) and MediWound (Nasdaq: MDWD), and as a managing partner at Anatomy Medical Fund. Mr. Gonen holds a B.Sc. in Physics, Mathematics and Chemistry from the Hebrew University of Jerusalem, and an M.A. in Economics and Finance from Tel Aviv University, with distinction. Mr. Gonen’s extensive knowledge and experience in the healthcare sphere, including as a director of CBI’s public portfolio companies, make him qualified to serve on our board of directors, given our search for a business combination in our target industries.

Stephen T. Wills serves as our Chief Financial Officer. He also serves as the Chief Financial Officer (since 1997), and Chief Operating Officer (since 2011), of Palatin Technologies. Mr. Wills serves as a board member of Gamida Cell (Nasdaq: GMDA), MediWound (Nasdaq: MDWD) and Amryt Pharma (Nasdaq: AMYT). Mr. Wills has over 20 years of life sciences/healthcare experience, and his qualifications include his extensive operational, accounting/auditing, financing, fund-raising, acquisition, business development, licensing, divestiture, and healthcare experience, in addition to his strong technological background and significant experience with bankers, analysts and investors in the biopharmaceutical industry. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Nachum (Homi) Shamir serves as our Chairman of the Board. Mr. Shamir serves as Chairman, President, and Chief Executive Officer of Luminex Corporation (Nasdaq: LMNX), which develops, manufactures, and markets a variety of proprietary biological testing technologies, and, which he joined in October, 2014. Mr. Shamir previously served, from 2006 to 2014, as President and CEO of Given Imaging, a developer, manufacturer, and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract. Prior to joining Given Imaging, Mr. Shamir was Corporate Vice President of Eastman Kodak Company and President of Eastman Kodak´s Transaction and Industrial Solutions Group. Additionally, he served over 10 years at Scitex Corporation in positions of increasing responsibility, including President and CEO from 2003 to 2004. Prior to 2003, Mr. Shamir held senior management positions at various international companies, mainly in the Asia Pacific regions. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University. Mr. Shamir is qualified to serve on the board of directors because his significant experience in managing biotechnology companies, both as a board member and as an executive, helps to guide our board in our search for strong target biotechnology companies.

Hadar Ron, M.D. serves as a member of our board of directors. Since 2000, Dr. Ron has been a founder and managing partner of Israel Healthcare Ventures (IHCV), a fund focused on investing in global and Israeli companies in the fields of medical devices, biotechnology, pharmaceutical and medical-related IT. Dr. Ron is a physician and attorney by education. Her background includes extensive medical, legal and private equity management experience. Dr. Ron is closely familiar with the field of development and commercialization of medical products and systems, medical IT and data, and has wide experience serving as a board member of global public and private companies, including, among others: Inmode Medical Ltd. (Nasdaq: INMD), GIView Ltd. and Together Pharma Ltd. (TASE: TGTR). She earned an M.D. and LLB, each from the Tel Aviv University. Dr. Ron is qualified to serve on the board of directors because she assists in our board’s search for, and assessment of, Israel-related target companies, and their technology, within the fields of medical devices, biotechnology, pharmaceuticals and medical-related IT.

David J. Shulkin, M.D. serves as a member of our board of directors. Since 2018, Dr. Shulkin has served as the President of Shulkin Solutions, LLC, which works with healthcare organizations and companies to foster innovation and improve well-being for patients. Previously, Dr. Shulkin served as the ninth United States Secretary of Veterans Affairs from February 2017 to March 2018 and the Under Secretary of Veterans Affairs for Health from July 2015 to February 2017. Prior to coming to such appointments, Dr. Shulkin was a healthcare executive, having served as chief executive of leading hospitals and health systems including Beth Israel Medical Center in New York City and Morristown Medical Center in Northern New Jersey. Dr. Shulkin has also held numerous physician leadership roles including the Chief Medical Officer of the University of Pennsylvania Health System, the Hospital of the University of Pennsylvania, Temple University Hospital, and the Medical College of Pennsylvania Hospital. Dr. Shulkin has held academic positions including the Chairman of Medicine and Vice Dean at Drexel University School of Medicine. As an entrepreneur, Dr. Shulkin founded and served as the Chairman and CEO of DoctorQuality one of the first consumer-orientated sources of information for quality and safety in healthcare. He has served on boards of managed care companies, technology companies, and health care organizations. Dr. Shulkin was the 2018 University of Pennsylvania Leonard Davis Institute Distinguished Health Policy Fellow. He is board-certified internist. He received his medical degree from the Medical College of Pennsylvania, his internship at Yale University School of Medicine, and a residency and Fellowship in General Medicine at the University of Pittsburgh Presbyterian Medical Center. He received advanced training in outcomes research and economics as a Robert Wood Johnson Foundation Clinical Scholar at the University of Pennsylvania. Dr. Shulkin is qualified to serve on the board of directors due to his significant management experience in the healthcare and technology industries.

David Sidransky, M.D. serves as a member of our board of directors. Since July 1994, Dr. Sidransky has been the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine’s Department of Otolaryngology and Professor of Oncology, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at the John Hopkins University School of Medicine. Dr. Sidransky is a co-founder and Managing Partner of Israel Biotech Fund. Dr. Sidransky currently serves on the board of directors of several public and private companies, including Galmed Pharmaceuticals Ltd. (Nasdaq: GLMD) Champions Oncology (Nasdaq: CSBR), Orgenesis (Nasdaq: ORGS), and is the chairman of the board of directors of Ayala Pharmaceuticals (Nasdaq: AYLA). Dr. Sidransky served as Director of the American Association for Cancer Research (AACR) from 2005 to 2008. Dr. Sidransky received a B.S. in Chemistry from Brandeis University and an M.D. from Baylor College of Medicine. Dr. Sidransky is qualified to serve on the board of directors because his extensive knowledge and experience in the biotechnology and biopharmaceutical spheres, both in medical practice and through the lens of public company management, make him ideally suited to assist in our search for a business combination in our target industries.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founders shares appointed each of our directors prior to consummation of our initial public offering for a two-year term, and holders of our public shares do not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by the holders of at least 90% of our shares as, being entitled to do so, vote in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founders shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Drs. Hadar Ron, David Shulkin and David Sidransky, and Mr. Nachum (Homi) Shamir, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee are each be entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised entirely of independent directors. In lieu of a standing nominating committee, a majority of our independent directors may recommend a director nominee for selection by the board of directors (as described below under “Nominating Committee”).

Audit Committee

We have established an audit committee of the board of directors. Drs. Hadar Ron and David Shulkin, and Mr. Nachum (Homi) Shamir, serve as members of our audit committee and Mr. Shamir serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such prospective member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Dr. Ron qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Dr. Ron and Mr. Shamir serve as members of our compensation committee and Dr. Ron serves as the chairperson of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation (if any) and any incentive-compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Drs. Hadar Ron, David Sidransky and David Shulkin, and Mr. Nachum (Homi) Shamir. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, in the event of a vacancy in our board of directors, the board will also consider director candidates recommended for nomination by holders of our ordinary shares, for appointment by the remaining members of our board then still serving. During the entire period until our initial business combination, only holders of our Class B ordinary shares, and not holders of our Class A ordinary shares, will have the right to appoint members of our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. During the year ended December 31, 2021, each of the officers and directors listed above under the table “Directors and Executive Officers”, as well as our sponsor (Cactus Healthcare Management LP) filed their initial Form 3s belatedly, and our sponsor also filed its Form 4 belatedly (reporting the purchase of private warrants concurrently with the closing of our IPO).

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be, subject to their fiduciary duties under Cayman Islands law, required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the biographical information under “Item 10. Directors, Executive Officers and Corporate Governance— Directors and Executive Officers” above.

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 18 months after the closing date of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquired public shares as part of or after our initial public offering, they are entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private warrants that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private warrants are subject to the following transfer restrictions:

●	50% of the founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	The remaining 50% of the founders shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, in which case those shares will be released from the lock-up.

●	With certain limited exceptions, the private warrants and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representatives.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founders shares and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore hold an indirect interest in the founders shares held by our sponsor. In addition, our sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee also reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Beneficial ownership is presented in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally reflects voting and/or investment power with respect to our ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of public or private warrants, as those warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Cactus Healthcare Management LP (3)	3,162,500	(4)	20%
Beryl Capital Management LP (5)	767,942		6.1%
Highbridge Capital Management, LLC (6)	797,821		6.3%
Saba Capital Management, L.P. (7)	650,270		5.1%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(8)	750,000		5.9%

Directors and Executive Officers
Ofer Gonen	—		—
Stephen T. Wills(9)	—		—
David Sidransky, M.D.	—		—
Nachum (Homi) Shamir(10)	—		—
Hadar Ron, MD(11)	—		—
David J. Shulkin, M.D.(12)	—		—
All officers, directors and director nominees as a group (six individuals)(3)	3,162,500	(4)	20%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cactus Acquisition Corp. 1 Limited, 4B Cedar Brook Drive, Cranbury, NJ 08512.

(2)	The percentage of Class A ordinary shares outstanding is based upon 12,650,000 Class A ordinary shares issued and outstanding as of March 15, 2022. In addition, as of that date, our sponsor (Cactus Healthcare Management LP) holds all 3,162,500 outstanding Class B ordinary shares, which will convert into Class A ordinary shares on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, Class B ordinary shares have the same rights as Class A ordinary shares, except that only Class B ordinary shares have the right to vote in the election of directors, as described below. Consequently, we have treated the 3,162,500 Class B ordinary shares as part of the Class A ordinary shares solely for the purposes of the presentation of our sponsor’s beneficial ownership herein (whereas for all other 5% or greater shareholders, the Class A ordinary shares that underlie the Class B ordinary shares are not counted as issued and outstanding Class A ordinary shares and do not reduce their beneficial ownership of Class A ordinary shares).

(3)	Our sponsor, Cactus Healthcare Management LP, directly holds our shares that are reported in this row. Cactus Healthcare Management LLC serves as the sole general partner of our sponsor and may therefore be deemed to share voting and investment authority with respect to the shares held thereby. Each of Israel Biotech Fund, Kalistcare Ltd. (an affiliate of Consensus Business Group) and Clal Biotechnology Industries holds an equal 33.33% equity interest in Cactus Healthcare Management LLC. No single individual or group of individuals possesses the ability to control the decisions made by the sole general partner. Each of Mr. Shamir, Dr. Shulkin and Dr. Ron holds a limited partnership interest in our sponsor (a 1.25%, 1.0%, and 1.0% limited partnership interest, respectively), and our Chief Financial Officer, Mr. Wills, holds a 4.75% limited partnership interest in our sponsor.

(4)	Consists of 3,162,500 Class A ordinary shares issuable upon conversion of an equal number of Class B ordinary shares, all of which are held by the Cactus Healthcare Management LP. The foregoing conversion will occur automatically on the first business day following consummation of a business combination by the Issuer. Excludes 4,866,667 Class A ordinary shares underlying warrants held by our sponsor, which are not exercisable as of, or within 60 days of, the date of this Annual Report.

(5)

Based solely on a Schedule 13G filed by Beryl Capital Management LLC with the SEC on November 9, 2021. Beryl Capital Management LLC serves as the investment adviser to Beryl Capital Partners II LP and other private investment funds and other accounts (the “Funds”). Beryl Capital Management LLC is the general partner of Beryl Capital Management LP, which is also the general partner of one or more of the Funds. Mr. David A. Witkin is a control person of both Beryl Capital Management LLC and Beryl Capital Management LP. Each of these persons may be deemed to be the beneficial owner of some or all of the reported shares and possess shared voting and dispositive power with respect to some or all of these shares. The address of these persons is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(6)

Based solely on a Schedule 13G filed by Highbridge Capital Management, LLC with the SEC on November 12, 2021, as amended on February 3, 2022. Highbridge Capital Management, LLC serves as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. Each of these persons may be deemed to be the beneficial owner of all of the reported shares and to possess shared voting power with respect to all of these shares. The address of these entities is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

Based solely on a Schedule 13G filed by Saba Capital Management, L.P., a Delaware limited partnership, with the SEC on January 13, 2022. Each of Saba Capital Management, L.P., Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein may be deemed to be the beneficial owner of all of the reported shares and to possess shared voting power with respect to all of these shares. The address of these persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)

Based solely on a Schedule 13G filed by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, with the SEC on February 8, 2022. The address of this shareholder is 2020 Calamos Court, Naperville, IL 60563.

(9)	Please see footnote (3) above for a description of Mr. Wills’ ownership interest in our sponsor.
(10)	Please see footnote (3) above for a description of Mr. Shamir’s ownership interest in our sponsor.
(11)	Please see footnote (3) above for a description of Dr. Ron’s ownership interest in our sponsor.
(12)	Please see footnote (3) above for a description of Dr. Shulkin’s ownership interest in our sponsor.

Prior to our initial business combination, only holders of our founders shares will have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Concurrently with our initial public offering, our sponsor purchased, in the aggregate, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000, in the aggregate) in a private placement. Each whole private warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private warrants was added to the proceeds from our initial public offering and is held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 18 months from the closing date of our initial public offering, the proceeds of the sale of the private warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by the sponsor. If the private warrants are held by holders other than our sponsor or its permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the units in our initial public offering.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founders Shares and Private Warrants

The founders shares and private warrants and any Class A ordinary shares issued upon conversion or exercise thereof (as applicable) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our initial shareholders with us. Those lock-up provisions provide that such securities are not transferable or salable:

(i) in the case of the founders shares:

(x) for 50% of those shares, until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, when the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period; and

(y) for the other 50% of those shares, for the six months after the completion of our initial business combination transaction.

(All founders shares will also be released from lock-up, if sooner than the above, on the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.)

(ii) in the case of the private warrants, and the Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination.

The above-described transfer restrictions are subject to an exception, in each case, for transfers (a) to our officers or directors, any affiliates or family members of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of the Cayman Islands or our sponsor’s exempted limited partnership agreement, as amended, upon liquidation of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Annual Report).

Registration Rights

The holders of the founders shares, private warrants, and warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founders shares) will be entitled to registration rights pursuant to a registration rights agreement that was signed on November 2, 2021 requiring us to register such securities for resale. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that we register such securities. The holders of the majority of the founders shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Class B ordinary shares are to be released from their transfer restrictions. The holders of a majority of the private warrants (or underlying securities) issued to our sponsor, officers, directors or their affiliates in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

None of our officers or directors has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor’s subsidiary. In addition, our sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In May 2021, our sponsor purchased 2,875,000 founders shares for an aggregate purchase price of $25,000, or approximately $0.008 per share. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 founders shares held by our sponsor. Up to 412,500 of those shares are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is not exercised.

Our sponsor purchased, in a private placement that closed simultaneously with the closing of our initial public offering, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the private warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The private warrants will be non-redeemable so long as they are held by our sponsor or its permitted transferees (except as described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Transfers of Founders Shares and Private Warrants”). The private warrants may be exercised by the sponsor or its permitted transferees for cash. Other that as described above in this paragraph, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the initial public offering units (including, that they are not exercisable on a cashless basis).

The founders shares constitute 20% of the public shares that are outstanding following our initial public offering. On May 21, 2021, we entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, our sponsor will be paid up to $10,000 per month ($180,000 in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may, subject to applicable law, take priority over their duties to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

On May 24, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering; our obligation to repay those loans was reflected in a $300,000 promissory note that we issued to our sponsor. The loans under that note were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the close of our initial public offering. The loans were repaid upon the closing of the offering on November 2, 2021 out of the offering proceeds not held in the trust account. The value of our sponsor’s interest in that transaction corresponded to the principal amount issued and outstanding under the loans. As of December 31, 2021, no amounts were outstanding under the promissory note issued to our sponsor.

In addition, in order to finance transaction costs leading up to, and in connection with, an intended initial business combination, our sponsor, together with three primary limited partners of our sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts, or at the lenders’ option, those amounts could be converted into warrants to purchase Class A ordinary shares at a price of $1.50 per warrant. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of loans from our sponsor and its affiliates (which includes the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founders shares, private warrants and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration Rights.”

We entered into indemnity agreements with each of our officers and directors, a form of which was filed as an exhibit to this Annual Report. Those agreements require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Party Transactions Policies

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of our initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted prior to the consummation of our initial public offering was filed as an exhibit to the registration statement.

Our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private warrants held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of $450,000 of loans which may be made by our sponsor or affiliates of our sponsor to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of loans from our sponsor and its affiliates, or certain of our officers and directors (which includes the foregoing $450,000 amount) may be converted into warrants, at a price of $1.50 per warrant, at the option of the lenders; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Drs. Hadar Ron, David Shulkin and David Sidransky, and Mr. Nachum (Homi) Shamir, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements, including with respect to our IPO process. Audit fees for the period from April 19, 2021 (inception) through December 31, 2021 were $104,800.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay PwC Israel any audit-related fees for the period from April 19, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay PwC Israel any tax fees for the period from April 19, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay PwC Israel for other services for the period from April 19, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre- approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre- approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 28, 2021, by and among the Registrant, Moelis & Company LLC and Oppenheimer & Co. Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Ordinary Share Certificate. (4)
4.3	Specimen Warrant Certificate. (5)
4.4	Warrant Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (6)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*
10.1	Promissory Note, executed on May 14, 2021, issued by the Registrant to Cactus Healthcare Management LP (7)
10.1.2	Amendment No. 1 to Promissory Note dated May 14, 2021, executed on September 30, 2021, by and between the Registrant and Cactus Healthcare Management LP (8)
10.2	Letter Agreement, dated October 28, 2021, by and among the Registrant, its officers and directors and Cactus Healthcare Management LP. (9)
10.3	Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant. (10)
10.4	Registration Rights Agreement, dated November 2, 2021, by and between the Registrant and certain security holders. (11)
10.5	Share Purchase Agreement, dated May 14, 2021, between the Registrant and Cactus Healthcare Management LP (12)
10.6	Private Warrants Purchase Agreement, dated November 2, 2021, by and between the Registrant and Cactus Healthcare Management LP. (13)
10.7	Form of Indemnity Agreement entered into by the Registrant with each of its executive officers and directors on November 2, 2021. (14)
10.8	Promissory Note, dated March 16, 2022, issued by the Registrant to Cactus Healthcare Management LP*
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(2)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021

(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(4)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(5)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(6)	Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(7)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(8)	Incorporated herein by reference to Exhibit 10.1.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(9)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(10)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(11)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(12)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(13)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(14)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Ofer Gonen
Name:	Ofer Gonen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ofer Gonen	Chief Executive Officer and Director	March 31, 2022
Ofer Gonen

/s/ Stephen T. Wills	Chief Financial Officer	March 31, 2022
Stephen T. Wills (Principal Financial and Accounting Officer)

/s/ Nachum Shamir	Chairman of the Board	March 31, 2022
Nachum Shamir

/s/ Hadar Ron	Director	March 31, 2022
Hadar Ron

/s/ David J. Shulkin	Director	March 31, 2022
David J. Shulkin

/s/ David Sidransky	Director	March 31, 2022
David Sidransky

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF AND FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO DECEMBER 31, 2021

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF AND FOR THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Cactus Acquisition Corp. 1 Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cactus Acquisition Corp. 1 Limited (the “Company”) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity (capital deficiency) and cash flows for the period from April 19, 2021 (inception) to December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the result of its operations and its cash flows for the period from April 19, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 31, 2022

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

CACTUS ACQUISITION CORP. 1 LIMITED

BALANCE SHEET

		December 31
	Note	2021
		U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents		975
Prepaid expenses		333
TOTAL CURRENT ASSETS		1,308

NON-CURRENT ASSETS:
Prepaid expenses		275
Cash held in trust account		129,032
TOTAL ASSETS		130,615

Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Related party	5b	13
Accrued expenses and other liabilities		227
TOTAL CURRENT LIABILITIES		240

LONG TERM LIABILITIES-
Underwriters’ deferred compensation	6	4,428
TOTAL LIABILITIES		4,668

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2021, at a redemption value of $10.20 per share	3	129,030

CAPITAL DEFICIENCY:	7
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized		-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding		*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-
Accumulated deficit		(3,083)
TOTAL CAPITAL DEFICIENCY		(3,083)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		130,615

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENT OF OPERATIONS

Period from April 19, 2021 (inception) to December 31, 2021
U.S. Dollars in thousands
Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	2
FORMATION AND OPERATING EXPENSES	(666)
NET LOSS FOR THE PERIOD	(664)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	2,915,430
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 4	0.75

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	2,853,662
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE, see Note 4	(1.00)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
CHANGES DURING THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO DECEMBER 2021:	-	-	-	-	-
Issuance of Class B Ordinary Shares to the Sponsor (note 7)	3,162,500	*	25	-	25
Issuance of private warrants			7,300		7,300
Issuance of public warrants, net of issuance costs (note 3)			8,835		8,835
Accretion of class A ordinary shares subject to redemption	-	-	(16,160)	(2,419)	(18,579)
Net loss for the period	-	-	-	(664)	(664)
BALANCE AT DECEMBER 31, 2021	3,162,500	*	-	(3,083)	(3,083)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENT OF CASH FLOWS

Period from April 19, 2021 (inception) to December 31, 2021
U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(664)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(608)
Increase in related parties	13
Increase in accrued expenses	227
Net cash used in operating activities	(1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	25
Proceeds from issuance of public units	126,500
Proceeds from issuance of Private warrants	7,300
Payment of underwriting commissions and offering expenses	(2,786)
Proceeds from a promissory note – related party	300
Repayment of promissory note – related party	(300)
Net cash provided by financing activities	131,039

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	130,007
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	130,007
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	975
Cash held in trust account	129,032
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	130,007
SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES
Underwriters’ Deferred Compensation	4,428

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

a.	Organization and General

Cactus Acquisition Corp. 1 Limited (hereafter – the Company) is a blank check company, incorporated on April 19, 2021 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (hereafter – the Business Combination).

Although the Company is not limited to a particular industry or geographic region for the purpose of consummating a Business Combination, the Company intends to focus its search on Israeli technology-based life science businesses or industries, that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection.

The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from inception through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Public offering”) described below. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Cactus Healthcare Management, L.P., a Delaware limited partnership (the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Public Offering— the sale of 12,650,000 Units — closed on November 2, 2021. Upon that closing $129.03 million was placed in a trust account (the “Trust Account”) (see also note 2(d) below). Out of the $129.03 million placed in the trust account, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option and an additional $2.53 million were invested by the Company’s Sponsor for the benefit of the Public to preserve a redemption value of $10.20. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

c.	The Trust Account

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering held outside the Trust Account.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

d.	Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account). There is no assurance that the Company will be able to successfully consummate an initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public shareholders the opportunity to redeem all or a portion of their shares upon the completion of the initial Business Combination, either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000 thousand following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two days prior to the general meeting or commencement of the Company’s tender offer, including interest but less taxes payable. As a result, the Company’s Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial

Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

e.	Coronavirus pandemic

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which the Company consummates a business combination could be materially and adversely affected. Furthermore, the Company may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts the Company’s search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact, and the degree of success, nature and timing of the recovery from it, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for a further extensive period of time, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially adversely affected.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

f.	Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100 thousand of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in Note 7) held by them if the Company fails to complete the initial Business Combination within 18 months of the closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 18 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

g.	Emerging Growth Company

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

This may make a comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, because of the potential differences in accounting standards used.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (hereafter – U.S. GAAP) and the regulations of the Securities Exchange Commission (hereafter – SEC). The significant accounting policies used in the preparation of the financial statement are as follows:

a.	Use of estimates in the preparation of financial statement

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and such differences may have a material impact on the Company’s financial statement.

b.	Functional currency

The U.S. dollar is the currency of the primary economic environment. The Company’s financing and operational costs are denominated in U.S. dollars. Accordingly, the functional currency of the Company is the U.S. dollar.

Foreign currency assets and liabilities are translated into the primary currency using the exchange rates in effect on the balance sheet date. Currency transaction gains and losses are presented in financial expenses, as appropriate.

c.	Cash and cash equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

d.	Trust account

As of December 31, 2021, the Company held deposits of $129,032 thousand in a Blackrock treasury money market trust account. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

e.	Accrued expenses

The Company accounts for all incurred expenses which have yet to be paid as Accrued Expenses.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Redeemable Class A Ordinary Shares

As discussed in Note 1, all of the 12,650,000 Class A ordinary shares of $0.0001 par value each, sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000 thousand.

Accordingly, on December 31, 2021, 12,650,000 Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value of $10.20 per share.

The proceeds from the IPO, as well as the related issuance costs were allocated based on relative fair value between the public warrants and the redeemable class A shares.

Redeemable Shares of Class A Common Stock
U.S. dollars in thousands
Gross proceeds	126,500
Less:
Proceeds allocated to public warrants	(9,370)
Class A shares issuance costs	(6,679)
Plus:
Accretion of carrying value to redemption value	18,579
Class A common stock subject to possible redemption	129,030

g.	Warrants

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”. Accordingly, both the public and the private warrants are considered indexed to the entity’s own stock and are classified within equity.

h.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250 thousand. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

i.	Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Income tax

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

k.	Net Earnings/Loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings/Losses Per Share. Basic earnings/losses per share is computed by dividing net earnings/loss attributable to holders of ordinary shares of the Company, by the weighted average number of ordinary shares outstanding for the reporting period.

In computing the Company’s diluted earnings per share, the denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

l.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the Company’s financial statement.

NOTE 3 - PUBLIC OFFERING

In the Initial Public Offering, the Company issued and sold 12,650,000 units at an offering price of $10.00 per unit (the “Units”). The Sponsor purchased an aggregate of 4,866,667 Private Warrants (as defined below) at a price of $1.50 per Private Warrant, approximately $7,300,000 in the aggregate.

Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption (only in the case of the Warrants sold in the Public Offering, or the “Public Warrants”) or liquidation.

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

The Warrants sold in the Private Placement (the “Private Warrants”) are identical to the Public Warrants except that the Private Warrants, for so long as they are held by the Sponsor or its respective affiliates: (1) will not be redeemable by the Company; (2) may not (including the Class A ordinary shares issuable upon exercise of those warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s initial Business Combination; (3) they (including the Class A ordinary shares issuable upon exercise thereof) are entitled to registration rights with respect to the resale thereof.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 – EARNINGS (LOSS) PER SHARE:

a.	Basic

As of December 31, 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Earnings or losses are shared pro rata between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended December 31, 2021,as follows:

Period from April 19, 2021 to December 31, 2021
U.S. dollars in thousands (except share data)
Loss attributable to Class A ordinary shareholders	(335)
Accretion on Class A ordinary shares subject to possible redemption	2,530
2,195
Weighted average of class A ordinary shares subject to possible redemption	2,915,430
Basic and diluted earnings per Class A ordinary share	0.75

Loss attributable to Class B ordinary shareholders	(329)
Accretion on Class A ordinary shares subject to possible redemption	(2,530)
(2,859)
Weighted average of Class B ordinary shares outstanding	2,853,662
Basic and diluted loss per Class B ordinary share	(1.00)

Accretion associated with the redeemable class A shares are included in the calculation, for the difference between the redemption amount and the initial fair value of the shares.

b.	Diluted

As of December 31, 2021, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS:

a.	Issuance of shares

In May 2021, the Company’s sponsor purchased 2,875,000 founders shares from the Company for an aggregate purchase price of $25 thousand, or approximately $0.009 per share. On October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors. For warrants purchased by the sponsor at the Initial Public Offering see note 3.

b.	Administrative Services Agreement

On May 21, 2021, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the IPO and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation.

c.	Promissory Note

On May 24, 2021 the Company signed a promissory note (the “Promissory Note”), under which it can borrow up to a $300 thousand principal amount from the Sponsor. The Company shall draw amounts to finance costs and expenses related to its formation and capital raise. The promissory note bears no interest and is payable on the earlier of (i) December 31, 2021, or (ii) the date on which the Company consummates an initial public offering of its securities.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued):

On November 2, 2021, concurrently with the closing under the Public Offering, the Company repaid the Sponsor all of the principal amount due under the promissory note.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet at December 31, 2021 as management has deemed the consummation of a Business Combination to be probable.

NOTE 7 - SHAREHOLDERS’ EQUITY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering on December 31, 2021 the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500 thousand in the Public. See Note 3 above for further information regarding those share issuances.

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14 2021 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25 thousand to the Sponsor. In October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of December 31, 2021, the Company has no Preference shares issued and outstanding.

NOTE 8 - SUBSEQUENT EVENT

Management has performed an evaluation of subsequent events through  the date of issuance of these financial statements, noting no other items which require adjustment or disclosure other than those disclosed below:

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from three members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering.