Form 10-Q
period 2022-03-31
Cactus Acquisition Corp. 1 Ltd
filed 2022-05-16
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 12,650,000 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, of the Registrant issued and outstanding.

CACTUS ACQUISITION CORP. 1 LTD

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the Company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our sponsor prior to our IPO, and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Cactus Healthcare Management LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021.

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission.

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 31, 2022.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2021 Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the website of the SEC, at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		March 31,	December 31,
	Note	2022	2021
		U.S. Dollars in thousands

Assets
CURRENT ASSETS:
Cash and cash equivalents		738	975
Prepaid expenses		333	333
TOTAL CURRENT ASSETS		1,071	1,308

NON-CURRENT ASSETS:
Prepaid expenses		193	275
Cash held in trust account		129,044	129,032
TOTAL ASSETS		130,308	130,615

Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Accounts payable		22	-
Accrued expenses		154	227
Related Party		13	13
TOTAL CURRENT LIABILITIES		189	240

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	4,428	4,428
TOTAL LIABILITIES		4,617	4,668

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2021, at a redemption value of $10.20 per share		129,030	129,030

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid-in capital		-	-
Accumulated deficit		(3,339)	(3,083)
TOTAL CAPITAL DEFICIENCY		(3,339)	(3,083)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		130,308	130,615

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three months ended March 31, 2022
U.S. Dollars in thousands
Except per share data

OPERATING EXPENSES	(268)
INTEREST INCOME	12
NET LOSS FOR THE PERIOD	(256)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	12,650,000
BASIC AND DILUTED LOSS PER CLASS A ORDINARY SHARE, see Note 5	0.02

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE, see Note 5	0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT DECEMBER 31, 2021	3,162,500	*	-	(3,083)	(3,083)
Net loss for the period	-	-	-	(256)	(256)
BALANCE AT MARCH 31, 2022	3,162,500	*	-	(3,339)	(3,339)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three months ended March 31, 2022
U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(256)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	82
Increase (decrease) in accounts payables	22
Increase (decrease) in accrued expenses	(73)
Net cash used in operating activities	(225)

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	(225)
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	130,007
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	129,782

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	738
Cash held in trust account	129,044
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	129,782

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

All activity for the period from inception through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Public Offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

b.	Sponsor and Financing

The Company’s sponsor is Cactus Healthcare Management, L.P., a Delaware limited partnership (the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Public Offering— the sale of 12,650,000 Units — closed on November 2, 2021. Upon that closing $129.03 million was placed in a trust account (the “Trust Account”) (see also note 1(c) below). Out of the $129.03 million placed in the trust account, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option and an additional $2.53 million were invested by the Company’s Sponsor for the benefit of the Public to preserve a redemption value of $10.20. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

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

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS: (continued):

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

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public shareholders the opportunity to redeem all or a portion of their shares upon the completion of the initial Business Combination, either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5 million following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

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

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The Company has until May 2, 2023 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS: (continued):

f.	Emerging Growth Company

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

Certain disclosures included in the financial statements as of, and for the period from April 19, 2021 to, December 31, 2021, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements.

The accounting policies applied in the preparation of the unaudited condensed financial statements are consistent with those applied in the preparation of the annual financial statements as of December 31, 2021.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2.53 million, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

NOTE 4 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering, as of March 31, 2022, the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500,000, to the Public. See Note 3 above for further information regarding those share issuances.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 4 - CAPITAL DEFICIENCY (continued):

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14, 2021 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each, for a total consideration of $25,000, to the Sponsor. In October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 preference shares of $0.0001 par value each. As of March 31, 2022, the Company has no preference shares issued and outstanding.

NOTE 5 - LOSS PER SHARE:

a.	Basic

As of March 31, 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. Earnings or losses are shared pro rata between the two classes of ordinary shares, based on the weighted average number of shares issued outstanding for the period ended March 31, 2022, as follows:

Three months ended March 31, 2022
U.S. dollars in thousands (except share data)
Loss attributable to Class A ordinary shareholders	(215)
Weighted average of class A ordinary shares subject to possible redemption	12,650,000
Basic and diluted loss per Class A ordinary share	0.02

Loss attributable to Class B ordinary shareholders	(53)
Weighted average of Class B ordinary shares outstanding	3,162,500
Basic and diluted loss per Class B ordinary share	0.02

For the calculation of loss per share, the Company used the weighted average number of each of the Company’s classes of ordinary shares issued and outstanding, divided by the loss attributable to the shareholders of each class. The number of shares used in the calculation is the weighted average number of each class’ shares issued and outstanding for the period ended March 31, 2022.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - LOSS PER SHARE (continued):

b.	Diluted

As of March 31, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS:

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

Promissory note

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428,000) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of March 31, 2022 as management has deemed the consummation of a Business Combination to be probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the period from April 19, 2021 (inception) to, December 31, 2021, included in the 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2021 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private warrants, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares, warrants and/or public units.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require compliance with certain financial ratios or reserves without a waiver or renegotiation of the relevant covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, payment of expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we will operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2022 we had $738,000 of cash and $882,000 of working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2022 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until our initial business combination. We cannot assure you that our plans to consummate or to finance (if necessary) an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of March 31, 2022, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs in connection with our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us, in an equivalent manner among the sponsors, an aggregate, up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, was, in the aggregate, $130,142,000. Of this amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non- interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1,112,000 from the IPO and private placement proceeds was held outside of the trust account, and after we have incurred and paid operating expenses of $374,000 following the IPO, the cash on hand balance as of March 31, 2022 was $738,000 .

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), minus amounts paid out to redeeming shareholders, to complete our initial business combination. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Our primary anticipated liquidity requirements during our post-initial public offering, pre-business combination period include approximately $700,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; $180,000 for administrative and support services; and approximately $132,000 for working capital that is being used for miscellaneous expenses and reserves.

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

Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have secured up to $450,000 of sponsor/affiliate loans. While we anticipate that these loans will suffice for the period leading up to our initial business combination, we will likely need to obtain additional financing in connection with, and in order to complete, our initial business combination, in part because our public shareholders may request redemption for a significant number of our public shares upon completion of our initial business combination. In that case, we will likely need to issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we have not secured sufficient funds for the period following the business combination, or for any other reason, we will be forced to cease operations and liquidate the trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Estimates

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our 2021 Annual Report. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2021 Annual Report filed with the SEC, except as described below:

The notes to the condensed financial statements included in this Quarterly Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We cannot assure you that our plans to consummate an initial business combination will be successful, which is in part dependent on our ability to obtain sufficient financing for the company that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has become very tight in the last several months. In the absence of such a business combination transaction, our company will cease to exist after 18 months have passed from the closing date of our initial public offering, which would occur less than 12 months following the date of this Quarterly Report. The short-term expiration date for our company raises substantial doubt about our ability to continue as a going concern. The financial statements contained in Part 1, Item 1 of this Quarterly Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends triggered by the coronavirus (COVID-19) pandemic or by the ongoing invasion of the Ukraine by Russia.

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Although the world has, in many regions, developed vaccines and other means that have enabled the resumption of routine daily life and the full re-opening of local and national economies, the pandemic has, in large part, triggered certain macro-economic trends that threaten the improved economic outlook achieved in its aftermath. Specifically, supply chain delays and rising shipping costs, along with significant inflationary pressures due to the infusion of money into circulation as part of a “loose” monetary policy and low interest rates designed to ease economic conditions during the pandemic, now threaten global economic prosperity. The extent to which these trends impact our search for a business combination depends on present and future developments in the industry in which we are searching for target companies, which developments are highly uncertain and cannot be predicted.

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

If the disruptions posed by unfavorable macro-economic conditions triggered by COVID-19, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Changes in SEC rules affecting special purpose acquisition companies may adversely affect our ability to negotiate and complete our initial business combination.

Our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 28, 2021, the Registration Statements on Form S-1 (File No.’s 333-258042 and 333-260567) relating to our IPO were declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change in the expected use of such proceeds as described in our final prospectus for the IPO.

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

Cactus Acquisition Corp. 1 Limited

Date: May 16, 2022	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)