Form 10-Q
period 2022-06-30
Cactus Acquisition Corp. 1 Ltd
filed 2022-08-15
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 12,650,000 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, of the Registrant issued and outstanding.

CACTUS ACQUISITION CORP. 1 LTD

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the Company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our sponsor prior to our IPO, and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Cactus Healthcare Management LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I- Item 1A. Risk Factors” in the 2021 Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the website of the SEC, at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022, AND FOR THE SIX MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022, AND FOR THE SIX MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2022	2021
		U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents		537	975
Prepaid expenses		333	333
TOTAL CURRENT ASSETS		870	1,308

NON-CURRENT ASSETS:
Prepaid expenses		110	275
Cash held in trust account		129,215	129,032
TOTAL ASSETS		130,195	130,615
Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Accrued expenses		97	227
Related Party		12	13
TOTAL CURRENT LIABILITIES		109	240

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	4,428	4,428
TOTAL LIABILITIES		4,537	4,668

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2021, at a redemption value of $10.20 per share and $10.21 at June 30, 2022		129,215	129,030

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid-in capital		-	-
Accumulated deficit		(3,557)	(3,083)
TOTAL CAPITAL DEFICIENCY		(3,557)	(3,083)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		130,195	130,615

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements

.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2022	Three months ended June 30, 2022	Period from April 19, 2021 (inception) to June 30, 2021
	U.S. Dollars in thousands
	Except per share data
OPERATING EXPENSES	(472)	(204)	(264)
INTEREST INCOME	183	171	-
NET LOSS FOR THE PERIOD	(289)	(33)	(264)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	12,650,000	12,650,000	-
BASIC AND DILUTED EARNINGS (LOSS) PER CLASS A ORDINARY SHARE, see Note 5	(0.02)	0.001	-

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	2,064,410
BASIC AND DILUTED (LOSS) PER CLASS B ORDINARY SHARE, see Note 5	(0.03)	(0.01)	(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JANUARY 1, 2022-	3,162,500	*	-	(3,083)	(3,083)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022				(185)	(185)
Net loss for the period				(289)	(289)
BALANCE AT JUNE 30, 2022	3,162,500	*	-	(3,557)	(3,557)

BALANCE AT April 1, 2022-	3,162,500	*	-	(3,339)	(3,339)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022				(185)	(185)
Net loss for the period				(33)	(33)
BALANCE AT JUNE 30, 2022	3,162,500	*	-	(3,557)	(3,557)
CHANGES DURING THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO JUNE 30, 2021:
Issuance of Class B Ordinary Shares to the Sponsor (note 3)	3,162,500	*	25	-	25
Net loss for the period	-	-	-	(264)	(264)
BALANCE AT JUNE 30, 2021	3,162,500	*	25	(264)	(239)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2022	Period from April 19, 2021 (inception) to June 30, 2021
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(289)	(264)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	165	-
Increase (decrease) in accrued expenses	(131)	110
Net cash used in operating activities	(255)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-	25
Proceeds from a promissory note – related party	-	300
Net cash provided by financing activities	-	325

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	(255)	171
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	130,007	-
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	129,752	171

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	537	171
Cash held in trust account	129,215	-
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	129,752	171

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	-	(85)

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

All activity for the period from inception through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Public offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

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

NOTE 1 - GENERAL (continued):

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

NOTE 1 - GENERAL (continued):

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering, as of June 30, 2022, the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500 thousand in the Public. See Note 3 above for further information regarding those share issuances.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 4 - CAPITAL DEFICIENCY (continued):

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. In 2021 the Company issued 3,162,500 Class B ordinary shares of $0.0001 par value each (after the effect of a stock share dividend) for a total consideration of $25 thousand to the Sponsor.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of June 30, 2022, the Company has no Preference shares issued and outstanding.

NOTE 5 - EARNINGS (LOSS) PER SHARE:

a.	Basic

As of June 30, 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Six months ended June 30, 2022	Three months ended June 30, 2022	Period from April 19 (inception), 2021 to June 30, 2021
	U.S. dollars in thousands (except share data)

Net loss attributable to Class A ordinary shareholders	(378)	(164)	-
Accretion on Class A ordinary shares subject to possible redemption	183	171	-
	(195)	7	-
Weighted average of class A ordinary shares subject to possible redemption	12,650,000	12,650,000	-
Basic and diluted loss per Class A ordinary share	(0.02)	0.001	-

Loss attributable to Class B ordinary shareholders	(94)	(41)	(264)
Weighted average of Class B ordinary shares outstanding	3,162,500	3,162,500	2,064,410
Basic and diluted (loss) per Class B ordinary share	(0.03)	(0.01)	(0.13)

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - LOSS PER SHARE (continued):

For the calculation of loss per share, the Company used the weighted average number of each of the Company’s ordinary shares issued and outstanding, divided by the earnings (loss) attributable to the shareholders of each class. The number of shares used in the calculation is the weighted average number of each class’ shares issued and outstanding for the period ended June 30, 2022.

b.	Diluted

As of June 30, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Promissory note

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from six members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of June 30, 2022 as management has deemed the consummation of a Business Combination to be probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the period from April 19, 2021 (inception) to, December 31, 2021, included in the 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2021 Annual Report, as updated by the “Risk Factors” in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placement of the private warrants, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares by our company to target company shareholders or by the target company to our shareholders.

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

As indicated in the accompanying financial statements, at June 30, 2022 and December 31, 2021 we had approximately $537,000 and $975,000 of cash, respectively, and approximately $761,000 and $1,068,000 of working capital, respectively. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2022 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor, if necessary (as described below), will suffice to cover our working capital needs until our initial business combination. We cannot assure you that our plans to consummate, or to finance our preparations for, an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of June 30, 2022, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs in connection with our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us, in equal amounts among those limited partners, an aggregate of up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. As of June 30, 2022 and as of the date of this Quarterly Report, there are no amounts outstanding under any such loans from our sponsor or its affiliates. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, was, in the aggregate, $130,142,000. Of that amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non- interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining $1,112,000 from the IPO and private placement proceeds was placed into our bank account outside of the trust account, and after we have incurred and paid operating expenses of $575,000 following the IPO, the cash on hand balance in that bank account as of June 30, 2022 was $537,000.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), minus amounts paid out to redeeming shareholders, as consideration to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to our initial business combination, we are using the proceeds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

Our primary anticipated liquidity requirements during our post-initial public offering, pre-business combination period include approximately: $400,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; $300,000 for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; $180,000 for administrative and support services; and $232,000 for working capital that is being used for miscellaneous expenses and reserves.

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

Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have secured up to $450,000 of sponsor/affiliate loans. While we anticipate that these loans will suffice for the period leading up to our initial business combination, the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern.

Moreover, we will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company following our initial business combination, in part because we may become obligated to redeem a significant number of our public shares upon completion of our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to our company. We will continue to incur those monthly fees until the earlier of the completion of a business combination and our company’s liquidation. We are also obligated to pay a deferred underwriting fee of $4,427,500 to the representatives of the underwriters of our IPO upon— and subject to— the consummation of our initial business combination transaction.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022 our disclosure controls and procedures were effective.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends or by the ongoing invasion of the Ukraine by Russia.

The coronavirus (COVID-19) pandemic, together with actions taken to counter-act its impact, have, in large part, triggered certain adverse macro-economic trends that threaten the improved economic outlook achieved in its aftermath. Specifically, supply chain delays and rising shipping costs, along with significant inflationary pressures due to the infusion of money into circulation as part of a “loose” monetary policy designed to ease economic conditions during the pandemic, now threaten global economic prosperity. Many governments and central banks have responded by raising interest rates in order to curb inflationary pressures, which, in turn, has hurt financial markets and made it more difficult for companies to raise capital. The extent to which these trends impact our search for a business combination, or the financial condition of our post-business combination company (assuming that we successfully locate a target company and consummate a business combination), depends on present and future developments in the industry in which we are searching for target companies, which developments are highly uncertain and cannot be predicted.

In a similar manner, Russia’s invasion of the Ukraine could also have an adverse effect on our ability to consummate a business combination transaction or on the operations of the target business with which we combine. That invasion may result in increased costs of compliance, restrictions on our target business’ ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our target business. The invasion may also cause a deterioration in general economic conditions, which may adversely impact our access to financing for the combined company upon the consummation of a business combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Cactus Acquisition Corp. 1 Limited

Date: August 15, 2022	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)