Form 10-Q
period 2022-09-30
Cactus Acquisition Corp. 1 Ltd
filed 2022-11-14
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 12,650,000 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, of the Registrant issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022, AND FOR THE NINE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022, AND FOR THE NINE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2022	2021
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		464	975
Prepaid expenses		333	333
TOTAL CURRENT ASSETS		797	1,308

NON-CURRENT ASSETS:
Prepaid expenses		26	275
Cash held in trust account		129,802	129,032
TOTAL ASSETS		130,625	130,615
Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Accrued expenses		124	227
Related Party		12	13
TOTAL CURRENT LIABILITIES		136	240

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	4,428	4,428
TOTAL LIABILITIES		4,564	4,668

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2021, at a redemption value of $10.20 per share and $10.26 at September 30, 2022		129,802	129,030

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid-in capital		-	-
Accumulated deficit		(3,741)	(3,083)
TOTAL CAPITAL DEFICIENCY		(3,741)	(3,083)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		130,625	130,615

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30	Period from April 19, 2021 (inception) to September 30
	2022	2021	2022	2021
	U.S. dollars in thousands
	Except per share data
OPERATING EXPENSES	(184)	(20)	(656)	(284)
INTEREST INCOME	587	-	770	-
NET EARNING (LOSS) FOR THE PERIOD	403	(20)	114	(284)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	12,650,000	-	12,650,000	-
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 5	0.03	-	0.02	-

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	2,480,412
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE, see Note 5	(0.01)	(0.01)	(0.04)	(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(CAPITAL DEFICIENCY)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JANUARY 1, 2022:	3,162,500	*	-	(3,083)	(3,083)
Subsequent accretion of Class A common stock subject to redemption amount as of September 30, 2022				(772)	(772)
Net earnings for the period				114	114
BALANCE AT SEPTEMBER 30, 2022	3,162,500	*	-	(3,741)	(3,741)

CHANGES DURING THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO SEPTEMBER 30, 2021:
Issuance of Class B Ordinary Shares to the Sponsor (note 3)	3,162,500	*	25	-	25
Net loss for the period	-	-	-	(284)	(284)
BALANCE AT SEPTEMBER 30, 2021	3,162,500	*	25	(284)	(259)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(CAPITAL DEFICIENCY)

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JULY 1, 2022-	3,162,500	*	-	(3,557)	(3,557)
Subsequent accretion of Class A common stock subject to redemption amount as of September 30, 2022				(587)	(587)
Net earnings for the period				403	403
BALANCE AT SEPTEMBER 30, 2022	3,162,500	*	-	(3,741)	(3,741)

BALANCE AT JULY 1, 2021-	3,162,500	*	25	(264)	(239)

Net loss for the period	-	-	-	(20)	(20)
BALANCE AT SEPTEMBER 30, 2021	3,162,500	*	25	(284)	(259)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2022	Period from April 19, 2021 (inception) to September 30, 2021
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	114	(284)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	249
Increase (decrease) in accrued expenses	(104)	115
Net cash provided by (used in) operating activities	259	(169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-	25
Offering costs paid	-	(117)
Proceeds from a promissory note – related party	-	300
Net cash provided by financing activities	-	208

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	259	39
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	130,007	-
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	130,266	39

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	464	39
Cash held in trust account	129,802	-
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	130,266	39

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

a.	Organization and General

Cactus Acquisition Corp. 1 Limited (hereafter – the Company) is a blank check company, incorporated on April 19, 2021, as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (hereafter – the Business Combination).

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

All activity for the period from inception through September 30, 2022, relates to the Company’s formation, its initial public offering (the “Public offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

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

Certain disclosures included in the financial statements as of, and for the period from April 19, 2021, to December 31, 2021, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering, as of September 30, 2022, the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500 thousand in the Public. See Note 3 above for further information regarding those share issuances.

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of September 30, 2022, the Company has no Preference shares issued and outstanding.

NOTE 5 - EARNINGS (LOSS) PER SHARE:

a.	Basic

As of September 30, 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

For the calculation of loss per share, the Company divided the earnings (loss) attributable to the shareholders of each class used by the weighted average number of each of the Company’s ordinary shares issued and outstanding. The number of shares used in the calculation is the weighted average number of each class shares issued and outstanding for the period ended September 30, 2022.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS (LOSS) PER SHARE (continued):

	Three months ended September 30		Nine months ended September 30	Period from April 19, 2021 (inception) to September 30
	2022	2021	2022	2021
	U.S. dollars in thousands
	Except per share data
Earnings (loss) attributable to Class A ordinary shareholders	(147)	(20)	(525)	(284)
Accretion on Class A ordinary shares subject to possible redemption	587	-	770	-
	440	(20)	245	(284)
Weighted average of class A ordinary shares subject to possible redemption	12,650,000	-	12,650,000	-
Basic and diluted earnings per Class A ordinary share	0.03	-	0.02	-

Loss attributable to Class B ordinary shareholders	(36)		(131)
Weighted average of Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	2,480,412
Basic and diluted loss per Class B ordinary share	(0.01)	(0.01)	(0.04)	(0.11)

b.	Diluted

As of September 30, 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS:

a.	Administrative Services Agreement

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

b.	Promissory note

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from nine members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of September 30, 2022, as management has deemed the consummation of a Business Combination to be probable.

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

As indicated in the accompanying financial statements, at September 30, 2022 and December 31, 2021, we had approximately $464,000 and $975,000 of cash, respectively, and approximately $661,000 and $1,068,000 of working capital, respectively. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the September 30, 2022 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

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

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of September 30, 2022, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs during the period of time leading up to, and in connection with, our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us, in equal amounts among those limited partners, an aggregate of up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. As of September 30, 2022 and as of the date of this Quarterly Report, there are no amounts outstanding under any such loans from our sponsor or its affiliates. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, was, in the aggregate, $130,142,000. Of that amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non-interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining $1,112,000 from the IPO and private placement proceeds was placed into our bank account outside of the trust account, and after we had incurred and paid operating expenses of $648,000 following the IPO, the cash on hand balance in that bank account as of September 30, 2022 was $464,000.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022 our disclosure controls and procedures were effective.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends.

Certain global macro-economic trends that developed in the aftermath of the COVID-19 pandemic have been adversely impacting the global economic environment. Supply chain delays, initially caused by closures during the pandemic, and rising shipping costs, which have been exacerbated by the ongoing Russian invasion of the Ukraine, have contributed towards inflationary pressures on many goods and commodities globally. The infusion of money into circulation as part of a “loose” monetary policy during the pandemic to encourage consumer spending, along with historically low interest rates for an extended period of time, which were designed to ease economic conditions, further triggered upwards pressure on prices of goods and services. The high rates of inflation globally have caused governments and central banks to act to curb inflation, including by raising interest rates, which has been inhibiting economic activity and access to capital markets, and may cause a recession, whether in individual countries or regions, or globally.

These deteriorating economic conditions may adversely impact our access to financing for the combined company upon the consummation of a potential business combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, our ability to consummate a potential business combination, or the operations of the target company with which we would combine, may be materially adversely affected.

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

Cactus Acquisition Corp. 1 Limited

Date: November 14, 2022	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)