Form 10-K
period 2022-12-31
Cactus Acquisition Corp. 1 Ltd
filed 2023-03-30
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), based on the closing price of $9.9899 for the Registrant’s Class A ordinary shares, as reported by the Nasdaq Stock Market, was $126,372,235.

As of March 30, 2023, 12,650,000 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Cactus Acquisition Corp. 1 Ltd.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“extension” are to the extension, to November 2, 2023, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;

●	“extension meeting” are to the extraordinary general meeting in lieu of our 2023 annual general meeting to be held on April 20, 2023 at which we will seek approval for, among related matters, (i) the extension, and (ii) a related extension of the term of the trust agreement until November 2, 2023;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our sponsor prior to our IPO, and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Cactus Healthcare Management LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with a technology-based healthcare business that is domiciled or centered in Israel, that carries out all or a substantial portion of its activities in Israel, or that has some other significant Israeli connection;

●	our ability to obtain shareholder approval for an extension to our deadline for consummating an initial business combination at the extension meeting;

●	our expectations around the performance of the prospective target business or businesses;

●	our ability to remain qualified for continued listing on the Nasdaq Stock Market despite the likelihood of substantial redemptions of our ordinary shares in connection with the extension meeting;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of the combined company resulting from our initial business combination to qualify for initial listing on the Nasdaq Stock Market despite the likelihood of substantial redemptions of our ordinary shares in connection with the extension meeting;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target, high-tech healthcare businesses in Israel;

●	risks associated with acquiring a technology-oriented healthcare business in Israel;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	If a large number of our shares request to be redeemed for cash in connection with the extension meeting or a meeting to approve a proposed business combination, that could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	We may not remain qualified for continued listing following the extension meeting or qualify for initial listing for the combined company following a shareholder meeting for approval of our initial business combination (in each case, on the Nasdaq Stock Market).

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends.

●	Because there are a large number of special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be substantial competition for attractive targets.

●	If we do not complete our initial business combination within the prescribed time frame, our public shareholders may receive only $10.20 per share, or less, and our warrants will expire worthless.

●	The notes to the condensed financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote at the extension meeting or at the meeting at which our initial business combination transaction will be presented for approval, they may disproportionately influence the outcome.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Risks Relating to our Management Team

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate.

Risks Relating to our Securities

●	Our amended and restated articles of association provide that unless we consent otherwise, the courts of the Cayman Islands shall have the sole and exclusive jurisdiction for all disputes between our company and our shareholders under the Companies Act.

●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us.

●	An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

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

Industry Opportunity

Israel’s thriving healthcare ecosystem - With a population of just over nine million, Israel ranks first among OECD member countries in gross domestic expenditure on R&D as a percentage of GDP: 4.9% compared to 2.03% in the European Union, according to the February 2020 publication of the OECD Directorate for Science, Technology, and Innovation. According to the 2021 Israel Innovation Authority Annual Report on Israel’s Life Sciences Industry, which we refer to as the IIA 2021 annual report, as of the date of that report, approximately 1,750 life sciences companies were active in Israel, employing more than 84,000 people. This figure reflects a near-doubling of the number of life sciences companies in Israel over the last decade. Israel’s life sciences industry focuses primarily on medical devices (39% of companies), followed by digital health (27%), biotechnology (26%), and pharmaceuticals (8%). According to the Israel Export and International Cooperation Institute, pharmaceutical and medical equipment product exports from Israel reached $5.2 billion in 2019, constituting approximately 5% of the total exports of goods and services from Israel.

Academic excellence leading to commercial successes - As reviewed in the prestigious medical journal The Lancet in 2017, many factors have contributed to the emergence of Israel as a “start-up healthcare nation”, including the wide availability of well-trained scientists and engineers, numerous incubator programs, governmental support and- importantly-academic excellence in healthcare. Although Israel’s population is only about 0.1% of the world’s population, in 2018 Israeli publications represented close to 1% of the worldwide publications in medicine and related biological sciences (IIA’s 2019 annual report). This academic activity resulted in notable successes, for example:

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

Israeli companies reaching global markets - Israeli successes, however, have not been limited to academic innovations acquired by large pharmaceutical companies. In recent years, several Israeli biotech firms that developed innovative products from bench to bedside have gained United States Food and Drug Administration (FDA) and other regulatory approvals and started marketing their products in the United States and other regions. Notable examples are:

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

Bio-convergence successes - Israel’s strengths in engineering, IT and life sciences, make the emerging arena of bio-convergence another potential significant growth engine for the Israeli high-tech industry. Israeli multidisciplinary research combining engineering and biology has produced to-date multiple success stories, such as:

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

Looking ahead - While the Israeli life sciences industry is dominated by medical device companies, which represented as of 2020, approximately 39% of all Israeli life sciences companies, the healthcare IT/digital health sector has been growing in recent years. Accordingly, Israel’s life sciences industry’s role in the global healthcare IT and digital health ecosystem is increasing, from 1.5% of global investments in digital health in 2014 to 4.5% in 2019, whereas the country’s population represents only about 0.1% of the world’s population (IIA 2021 annual report). Of the 92 life science companies established In Israel in 2020, 43% were in the digital health subsector, which corresponds with the overall boost in this subsector in the past five years (IIA 2021 annual report). Recent Israeli successes in the field of health-related information technology include Zebra Medical Vision’s FDA-approved radiological analytics platform, and MDClone’s ADAMS big data platform for synthesizing, analyzing, and sharing anonymized clinical data.

Catalysts of the Israeli healthcare industry:

In addition to its academic excellence and a track record of commercial successes, several additional factors enhance the Israeli healthcare ecosystem:

●	Educated and skilled workforce - Israel enjoys a very high percentage of engineers and scientists per capita 140 scientists and technicians per 10,000 employees, highest in the world as of 2011 (Eduard Shteinbuk “R&D and Innovation as a Growth Engine”, National Research University - Higher School of Economics (published July 2011)) and a very high ratio of academic publications per capita (25th in the world in the publication of scientific and technical articles in the fields of physics, biology, chemistry, mathematics, clinical medicine, biomedical research, engineering and technology, and earth and space sciences in journals classified by the Institute for Scientific Information’s Science Citation Index (SCI) and Social Sciences Citation Index (SSCI) as of 2016).

●	Government support - The Israeli government founded the Technology Incubator program in the early 1990s. According to the IIA 2021 annual report, as of the date of the report, there were over 22 technological, biotechnological and peripheral entrepreneurship incubators across the country, all of which have been privatized and are owned by seasoned and experienced groups, such as venture capital funds and multinational corporations, as well as private investors. The incubators offer government funding of up to 85% of early-stage project costs for two years. They nurture companies from seed to early stage, thus minimizing the risk to the investor. More than 1,100 projects (as of the date of the IIA 2019 annual report) have so far graduated from the incubators, with over 45% successfully attracting additional investments from different investors. Moreover, the Israeli government (through the IIA) has been investing more than $100 million in the life sciences sector every year for more than a decade via its different programs (IIA 2021 annual report). The main program is the R&D Fund, which offers R&D grants of up to 40% of the approved R&D program cost.

●	Investment support - The Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, enables foreign companies operating in Israel to benefit from a reduced company tax rate and investment grants. Another incentive program offered by the government provides employment grants for R&D centers in Israel, with a four-year grant scheme covering on average 25% of the employer’s cost of salaries for each new employee.

●	Strong VC industry - The total investments in life science companies in Israel in 2020 and in Q1 2021 were $2.5 billion and $900 million, respectively, a significant increase of approximately 55% in 2020 compared to 2019 and a record high in the last decade. Of the total investments in 2020, more than $200 million was invested by Israeli venture capital funds; in the first quarter of 2021, Israeli venture capital funds already invested $100 million, almost 50% of their investment in the full year of 2020 (IIA 2021 annual report).

●	Flexible, creative economy - Flexibility and adaptability to change are widely considered primary factors affecting business performance. The world competitiveness index of IMD (a business school that purports to be a leader and pioneer in corporate leadership development) places this attribute among the leading indexes of economic competitiveness. Israel’s ability to swiftly translate market demands into organizational action accounts for its consistently strong performance in the flexibility index and its broad acceptance as a global capital of innovation.

Advantages of SPAC business combination for mature Israeli healthcare companies - For several years, Nasdaq has been the Israeli life sciences companies’ main source for public funding. Over 40 of the 80+ Israeli companies listed on Nasdaq are life sciences companies. Approximately $4.7 billion was raised on Nasdaq by Israeli life sciences companies in the last decade. In 2020 alone, $751 million was raised on Nasdaq by 22 Israeli life science companies, and in the first quarter on 2021, $203 million was raised by five such companies (IIA 2021 annual report). However, while a significant number of mature, potentially profitable, Israeli healthcare companies would be ideal candidates to go public via the route of an initial public offering on Nasdaq, they often have difficulties doing so because of size barriers that generally restrict such offerings to larger companies. Additionally, Israeli companies’ attempts at public offerings on Nasdaq are hindered by the limited local expertise needed for such a process and are particularly sensitive to its inherent uncertainty. Given the growth in the market for special purpose acquisition companies (in terms of number of companies and the amount of funds raised by them) in recent years, we believe that this approach can be utilized to address this unmet need and enable worthwhile, growth Israeli healthcare companies to scale up and expand.

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

Acquisition Strategy and Criteria

Our acquisition strategy is to identify an untapped opportunity within our target Israeli healthcare industry and offer a public-ready business, a facility through which to enter the public sphere, access capital markets, and advance its priorities. We are focusing on small to mid-size Israeli-related healthcare companies that have a solid novel technological foundation and promising market opportunities which have so far refrained from becoming public for a variety of reasons. We hope to serve as an attractive partner for those companies, enabling them to go public in an alternate, more easily accessible manner - a business combination transaction - and to thereby benefit from the capital-raising options available for a publicly traded company in the U.S.

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

Financial Position

With funds available in our trust fund in an amount of $132,022,981 (as of March 16, 2023), which amount will be reduced as a result of (i) any redemptions in connection with the extension meeting and/or a meeting to approve a business combination, (ii) payment of up to $4,427,500 as a deferred underwriting fee to Oppenheimer and Moelis in connection with the business combination and (iii) additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations, or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the possibility that there may be a significant percentage of our public shareholders that may elect to redeem their shares in connection with our extension meeting and/or a meeting to approve a business combination, thereby reducing our cash resources, we may need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business during our initial period of existence as a public company. We intend to utilize the cash derived from the proceeds of our initial public offering and the concurrent private placement of private warrants, along with our shares, debt or a combination of these in effecting a business combination. Accordingly, investors who purchase our securities currently do not yet have the ability to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Sources of Target Businesses

Based on our management’s business knowledge and past experience, we believe that there are numerous potential candidates as target business. Our principal means of identifying potential target businesses is by leveraging the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources have been able to generate a number of potential business combination opportunities that warrant further investigation. Target business candidates are also brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, because many of these sources will have read our public disclosures and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account, and prior to any reduction due to redemptions at the extension meeting), at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is), other than: the $10,000 monthly administrative services fee; the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination; the repayment of $450,000 of loans that our sponsor is expected to extend to us in April 2023 for working capital purposes, which will be represented by a promissory note that we will issue to our sponsor; and repayment of the remainder of up to $1,500,000 (including the foregoing $450,000 amount) of loans that the sponsor or its affiliates may provide to us, which may be converted by the lenders into warrants to purchase Class A ordinary shares, at a price of $1.50 per warrant, at the option of the lenders. Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income accrued in the trust account, and prior to any reduction due to redemptions at the extension meeting) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Selection of a Target Business and Structuring of a Business Combination”.

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

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account, and prior to any reduction due to redemptions at the extension meeting) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire, or to be acquired by, the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. We could also be acquired by the target business (as is done often with Israeli target companies), in which case the target company will issue to our shareholders a number of shares representing a certain percentage of the combined company, and our company will be merged with, and survive as, a wholly-owned subsidiary of the target company. In that structure, as well, the valuation given to the target company in the transaction will need to exceed 80% of the value of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account, and prior to any reduction due to redemptions at the extension meeting).

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

Lack of Business Diversification

We expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success will likely be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

We chose our net tangible asset threshold of $5,000,001 under our amended and restated memorandum and articles of association to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination and do not believe that we will comply with the $5,000,001 threshold (due to redemptions of shares or otherwise), we may seek shareholder approval to amend our amended and restated memorandum and articles of association to eliminate that threshold as part of the approval of the business combination. We may, in the alternative, agree with a target business on a working capital closing condition or other condition that requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination in an amount that causes us to exceed $5,000,001 in net tangible assets either immediately prior to or upon consummation of the business combination. Any such minimum cash condition may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders who do not redeem their shares in connection with the extension meeting may therefore have to wait 18 months (or, if the extension is approved at the extension meeting, up to 24 months) from the closing date of our initial public offering in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates indicated any intention to purchase Class A ordinary shares from public shareholders in the open market or in private transactions. However, in connection with the extension meeting or a meeting to approve a proposed business combination, if a significant number of shareholders vote, or indicate an intention to vote, against the extension or against such proposed business combination or intend to have their shares redeemed, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At the extension meeting and at any additional general meeting called to approve an initial business combination, public shareholders may request that we redeem their shares, regardless of whether they vote for or against the extension or proposed business combination (as applicable) or do not vote at all, and to receive their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the extension meeting or prior to the consummation of the initial business combination (as applicable), less any taxes then due but not yet paid. Alternatively, in the case of approval of the business combination, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the initial public offering or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the extension or the business combination (as applicable). There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00, and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to do so prior to the extension or prior to the consummation of the proposed business combination, and the proposed extension or business combination is not consummated, and, consequently, redemptions are not this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for the extension and for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the extension or business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to redeem public shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the extension or initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months, or, if our extension is approved, 24 months, from the closing date of our initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months, or, if the extension is approved at the upcoming extension meeting, 24 months, from the closing date of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month or 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month or, if the extension is approved, 24-month time period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months or during any extension period from the closing date of our initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month or, if the extension is approved, 24-month time frame.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $243,000 of proceeds held outside the trust account as of December 31, 2022, plus proceeds from a $450,000 loan from the sponsor that will be represented by a promissory note that we will issue to the sponsor, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. We could also request additional funding from our sponsor and/or its partners under those circumstances.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $120,000 of funds that are held by our company outside of the trust account (as of March 30, 2023), plus an additional $450,000 of funds from a loan from our sponsor that we expect to receive in April 2023), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. The foregoing $120,000 amount held outside of the trust as of March 30, 2023 was the amount that remained from the proceeds of our initial public offering and accompanying private placement, after payment of $1,128,000 in offering expenses and all operating expenses to date, and before receipt of the additional $450,000 loan from our sponsor (which is expected in April 2023).

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the redemption of any public shares properly submitted in connection with the shareholder vote for the extension or any other shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; (2) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months or 24 months, if the extension is approved, from the closing date of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In connection with the extension meeting or in the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the extension or our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●	Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 18 months or, if the extension is approved, 24 months, from the closing date of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months or, if the extension is approved, 24 months, from the closing date of our initial public offering, then our existence will terminate, and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 18 months or, if our extension is approved, 24 months, from the closing date of our initial public offering or (y) amend the foregoing provisions.

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

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our founders shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. At the extension meeting, we will seek approval for an amendment to the amended and restated memorandum and articles of association that would allow the holder of our founder shares (our sponsor) to convert, at its discretion, those shares into Class A ordinary shares even prior to our initial business combination. Such a conversion, if effected by the sponsor, would eliminate the practical distinction between the founder shares and public shares as to their voting rights.

Comparison of redemption or purchase prices in connection with the extension or our initial business combination with a situation in which we fail to complete our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the extension or the completion of our initial business combination with redemptions that would occur if we are unable to complete our initial business combination within 18 months or, if the extension is approved, 24 months, from the closing of our IPO.

	Redemptions in Connection with Extension or our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of the extension or our initial business combination may be made in connection with a shareholder vote (or, in the case of the initial business combination, a tender offer). The redemption price will be the same whether we conduct redemptions in connection with a shareholder vote or pursuant to a tender offer. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the extension meeting or consummation of the initial business combination (which is currently anticipated to be approximately $10.48 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination within 18 months or, if the extension is approved, 24 months, from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is currently anticipated to be approximately $10.48 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with the extension or our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting fee and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Competition

We face intense competition from other entities having a business objective similar to ours and whose sponsors and/or affiliates have experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses that we could potentially acquire with the net proceeds from our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination, and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We may furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

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

We will provide shareholders with audited financial statements of the prospective target business as part of proxy solicitation materials or the tender offer materials to be sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act; however, as we are not deemed to be a large accelerated filer or an accelerated filer, and still qualify as an emerging growth company, will are not required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights in connection with our upcoming extension meeting or the business combination, we would not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. Over the past year or so, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of the extension of the expiration date of the SPAC or the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, will face a high level of redemptions that will jeopardize our ability to successfully consummate a business combination.

Furthermore, under our current amended and restated memorandum and articles of association (unless we seek to amend them in connection with a vote on our initial business combination), in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination.

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

We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the extension meeting or the shareholder meeting at which the approval of our initial business combination is sought, respectively.

We have notified our shareholders that we will be holding the extension meeting on April 20, 2023, at which we will seek shareholder approval for the extension of our expiration date. In addition, in connection with an initial business combination, we may seek shareholder approval of the transaction at a general meeting. In connection with each such meeting, under our current amended and restated memorandum and articles of association, we will be required to allow our public shareholders to redeem their public shares in advance of the meeting, until two business days prior to the meeting. Given the expected high rate of redemption of shares by public shareholders in connection with each such general meeting, we may be at risk of falling out of compliance with the Nasdaq continued listing qualifications (following the extension meeting) or failing to meet the initial listing qualifications for the potential combined company (upon completion of the shareholder meeting at which the business combination will be approved).

In particular, if there are heightened levels of redemptions at the extension meeting, we may fail to maintain compliance with the Nasdaq Stock Market continued listing requirements (assuming the minimal requirements imposed by the Nasdaq Capital Market, which are the most lenient) related to market value of listed securities ($35.0 million), number of unrestricted publicly-held shares (500,000), market value of publicly-held shares ($1.0 million) and total shareholders (300).

Similarly, if there are extensive redemptions in connection with a shareholder meeting to approve an initial business combination, the combined company resulting from our potential initial business combination may fail to meet the Nasdaq initial listing requirements relating to market value of the listed securities ($50.0 million if the combined company has at least $4.0 million of shareholders’ equity, or $75.0 million if that shareholders’ equity test is not met), unrestricted publicly held shares (1.0 million shares, or 1.1 million shares if the combined company does not have at least $4.0 million of shareholders’ equity), market value of publicly-held shares ($15.0 million, or $20.0 million if the foregoing shareholders’ equity test is not met), and the minimum shareholder requirement (at least 300 round lot holders with at least 150 having positions of at least $2,500, or at least 400 round lot holders with at least 200 having positions of at least $2,500 if the foregoing shareholders’ equity test is not met) after taking into account holders of public shares that properly demanded redemption of their public shares for cash, when it appears that such requirements would otherwise not be met.

If we fail to maintain compliance with the Nasdaq continued listing qualifications upon completion of the extension meeting or the Nasdaq initial listing qualifications for the potential combined company upon completion of the shareholder meeting at which the business combination will be approved, that may frustrate our ability to successfully consummate our initial business combination, in which case public shareholders would need to wait until our liquidation to retrieve their investment in our public shares.

We may be unable to obtain— on reasonable terms or at all— additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the available net proceeds available to us for our initial business combination (due to excessive redemptions in connection with our extension meeting or a shareholder meeting to approve an initial business combination, or the expenditure of excessive funds in investigating potential target companies) are insufficient, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the course of the last year or so, with financings often available only on terms that are onerous to the combined company following the business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors below.

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

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would provide value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination is aware that we must complete our initial business combination within 18 months (or 24 months, if an extension is approved at our upcoming April 20, 2023 extraordinary general meeting) from the closing date of our initial public offering. Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. As of the date of this Annual Report, we have just over one month, or, if the extension is approved, just over seven months, remaining to consummate a business combination. As a result, this risk has increased as we have gotten closer to the end of the 18-month or, if the extension is approved, 24-month, period. We may also have more limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation and/or if we had more time.

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

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, the operations of the target company with which we would combine may be materially adversely affected.

Because there are many special purpose acquisition companies evaluating targets, attractive targets have become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

In recent years, through 2021, the number of special purpose acquisition companies that were formed and conducted their initial public offering increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months, or, if the extension is approved, 24 months, from the closing date of our initial public offering. We may not be able to complete an initial business combination by the conclusion of such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 18 month or 24 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the remaining outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

The notes to the condensed financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We cannot assure you that our plans to consummate an initial business combination will be successful, which is in part dependent on our ability to obtain sufficient financing for the company that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has become very tight in the last several months. In the absence of such a business combination transaction, our company will cease to exist after 18 months, or, if the extension is approved, 24 months, have passed from the closing date of our initial public offering, which would occur less than 12 months following the date of this Annual Report. The short-term expiration date for our company as well as the question as to whether we will have the required financial resources to complete our initial business combination raise substantial doubt about our ability to continue as a going concern. The financial statements contained in the F-1 pages of this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private warrants and have filed a Current Report on Form 8-K that provided an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Because the funds being held outside of the trust account may be insufficient to allow us to operate for the remainder of the 18-month period or, if the extension is approved, 24-month period following our initial public offering, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we may depend on additional loans from our sponsor or management team to fund those activities.

The funds available to us outside of the trust account may be insufficient to allow us to operate for the remainder of the initial 18 months or, if the extension is approved, 24 months, following our initial public offering. As of March 30, 2023, only approximately $120,000 is available to us outside of the trust account to fund our working capital requirements.

We are incurring significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. In particular, our sponsor and its three primary limited partners have committed to funding, and are expected to fund in April 2023, $450,000 in working capital by way of loans that may be converted by them (at their election) into warrants to purchase Class A ordinary shares. However, if that funding does not suffice for our working capital purposes, we would need to raise additional financing in order to fund our expenses. Any such financing could be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We may not be able to obtain such financing. Any lack of financing may negatively impact our ability to consummate our initial business combination transaction.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, which as of the date of this Annual Report such rules have not been adopted, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private warrants, along with funding from our sponsor, which will cause us to be solely dependent on a single business which may have a limited number of products or services, or product candidates. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private warrants, which was initially $130,142,000, along with the $450,000 loan that we received from our sponsor and its three primary limited partners, may be reduced significantly due to redemptions by our public shareholders in connection with the extension meeting and a meeting to approve our initial business combination. In addition, we will need to pay related fees and expenses (which fees will include approximately $4,427,500 for the payment of a deferred underwriting fee to Oppenheimer and Moelis) in connection with the completion of our business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes, services or potential products.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that they currently provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors, any of their affiliates. We or our sponsor may also engage a third-party purchaser to make such purchases from shareholders who would otherwise redeem their shares, in order to maintain our public float and qualify for listing our shares on Nasdaq upon consummation of our initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. At the extension meeting, we will seek, and we may once again seek at a meeting to approved our initial business combination, to amend our amended and restated memorandum and articles of association in a manner that will make it easier for us to complete our initial business combination, which some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of at least 90% of our ordinary shares as, being entitled to do so, vote in a general meeting), or by a unanimous written resolution of all of our shareholders. At the extension meeting, we will seek to obtain shareholder approval for amendments to our amended and restated memorandum and articles of association that will (i) provide for the extension and (ii) enable our sponsor to convert its founder shares into Class A ordinary shares at any time prior to our initial business combination. The second of these proposed amendments is intended to ease our compliance with the Nasdaq continued listing requirements prior to our initial business combination, as the conversion of the founder shares will assist us in complying with the Nasdaq market value of listed securities standard in the event of substantial redemptions in connection with the extension meeting. We cannot assure you that following the extension meeting we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote in a general meeting (amendments relating to the appointment or removal of directors prior to our initial business combination instead require the approval of at least 90% of our shares voting in a general meeting). Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our then outstanding ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our shares, may participate in any vote to amend our amended and restated memorandum and articles of association (other than any amendment materially adversely impacting our public shares) and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 18 months (or, if the extension is approved, 24 months) from the closing date of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders do not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot assure you that investors will not find our securities less attractive because we rely on these exemptions, which may cause the trading prices of our securities to be lower than they otherwise would be. There may also be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. Because we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. We are not deemed to be a large accelerated filer or an accelerated filer, and we qualify as an emerging growth company; therefore, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may be deemed a “foreign person” and therefore may not be able to complete our business combination because such transaction may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

Our sponsor, Cactus Healthcare Management LP, is controlled by non-U.S. persons. While we are focusing our search on technology-based healthcare businesses that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection, we may pursue a business combination target in any business or industry and across any geographical region, including in the United States. Certain transactions in the United States are subject to specific rules or regulations that may limit, prohibit, or create additional requirements with respect to foreign ownership of a U.S. company. In particular, our initial business combination, if effected with a U.S. target company, may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States (“CFIUS”) has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President of the United States prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

As such, a business combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to delay or recommend that the President of the United States block our proposed initial business combination, require conditions with respect to such initial business combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our business combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction. It is unclear at this stage whether our potential business combination transaction would fall within CFIUS’s jurisdiction, and if so, whether we would be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited amount time left to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the chance of realizing future gains through any price appreciation in the combined company. Additionally, our warrants will become worthless. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar ties to non-U.S. persons.

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

For example, we would be subject to risks associated with cross-border business combinations, including in connection with conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

In the event we acquire a non-U.S. target, such as an Israel-centered entity, as we are planning to do, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The value of the currency in our target region - Israel - fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency such as the Israeli currency (the New Israeli Shekel) appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

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

Prior to our initial public offering, our sponsor purchased an aggregate of 2,875,000 founders shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 Class B ordinary shares outstanding and held by our sponsor. Simultaneously with the closing of our initial public offering, our sponsor purchased warrants to purchase an additional 4,866,667 Class A ordinary shares. Disregarding the additional Class A ordinary shares underlying those warrants (and the shares underlying warrants sold in our initial public offering as part of the units), our sponsor owns 20.0% of our issued and outstanding shares. The founders shares will be worthless if we do not complete an initial business combination. The founders shares— which are Class B ordinary shares— are identical to the Class A ordinary shares included in the units as part of our initial public offering except that until the consummation of our initial business combination transaction, only the founders shares have the right to vote on the appointment of directors. In addition, both the founders (Class B ordinary) shares and the private (Class A ordinary) warrants (and shares underlying those warrants) purchased by the sponsor concurrently with the offering are subject to certain transfer restrictions (unlike public shares). Furthermore, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months or, if the extension is approved, 24 months, from the closing date of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month or, if the extension is approved, 24-month, deadline following the closing date of our initial public offering nears, which is the deadline for the completion of our initial business combination.

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

As described above (under the risk factor titled –“We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the extension meeting or the shareholder meeting at which the approval of our initial business combination is sought, respectively”), we cannot assure you that our securities will continue to be listed on Nasdaq prior to, or upon, our initial business combination.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute, and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders control the appointment of our board of directors until completion of our initial business combination and hold a substantial interest in us. As a result, they appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, have the right to vote on the appointment of directors (including at the upcoming extension meeting), and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. The purchase by our initial shareholders of any Class A ordinary shares, including in the aftermarket or in privately negotiated transactions, would increase their influence over these actions. Accordingly, our initial shareholders exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

Our warrants contained in our units, together with our founders shares and private warrants, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our extension meeting or initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with the extension meeting and our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we are distributing in connection with the extension meeting and that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business— Effecting a Business Combination— Redemption Rights.”

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

Our sponsor paid a nominal price for its acquisition of the founders shares. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

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

Our potential target company, if it is the acquirer in a business combination with us, may issue to our shareholders in the business combination shares constituting a minority of the outstanding shares of the combined company.

The issuance of additional ordinary shares in any of the above-described scenarios:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our (or the target company’s) Class A ordinary shares (or other class of ordinary/common shares) and/or warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. At the extension meeting, we are seeking approval for a proposal that will also allow the founders shares to be converted into Class A ordinary shares prior to the consummation of our initial business combination. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, a partner or affiliate of our sponsor, or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of our prospectus captioned “Income Tax Considerations - United States Federal Income Taxation - U.S. Holders - Passive Foreign Investment Company Rules.”

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

On March 17, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and two holders of record of our warrants (on a stand-alone basis, apart from our units).

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In May 2021, our sponsor, Cactus Healthcare Management LP, purchased an aggregate of 2,875,000 of our Class B ordinary shares for an aggregate purchase price of $25,000. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 Class B ordinary shares outstanding and held by our sponsor. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to the adjustments described herein. We are also proposing for approval at the extension meeting an amendment to our amended and restated memorandum and articles of association that would allow our sponsor to convert its founder shares into Class A ordinary shares even prior to our initial business combination. The sale of the Class B ordinary shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Substantially concurrent with the closing of the initial public offering, we effected a private placement of 4,866,667 private warrants to our sponsor at a price of $1.50 per warrant, or $7,300,000 in the aggregate. The purchase of the private warrants provided additional funds that are necessary to maintain in our trust account $10.20 per unit sold to the public, as well as funds outside of the trust account for our working capital requirements. The private warrants are identical to the warrants sold to the public as part of the units, except that the private warrants will not be redeemable. The sale of the private warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

The issuance of additional ordinary shares in a business combination (by our company, or by a target company that will serve as the public company following the business combination and in which target company shareholders may possess a majority interest):

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our (or the target company’s) ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we or the target company issue(s) debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2022 we had $243,000 of cash and $376,000 of working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2022 date of our audited financial statements contained in this Annual Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management expects that the proceeds of our initial public offering, together with proceeds from additional loans from our sponsor (as described below), will suffice to cover our working capital needs until our initial business combination. We cannot assure you that our plans to consummate, or to finance our preparations for, an initial business combination will be successful.

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of December 31, 2022, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs during the period of time leading up to, and in connection with, our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us, in equal amounts among those limited partners, an aggregate of up to $450,000, as may be required by us. Pursuant to that commitment, we requested, and expect to receive from our sponsor, in April 2023, the full $450,000 that we may borrow under that note. If we complete our initial business combination, we would repay such loaned amount. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amount, but no proceeds from our trust account would be used for such repayment. In lieu of cash repayment, upon the closing of our initial business combination, up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, was, in the aggregate, $130,142,000. Of that amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non-interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining $1,112,000 from the IPO and private placement proceeds was placed into our bank account outside of the trust account, and after we had incurred and paid operating expenses of $869,000 following the IPO, the cash on hand balance in that bank account as of December 31, 2022 was $243,000.

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

Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested and expect to receive, in April 2023, $450,000 of sponsor/affiliate loans. While we anticipate that these loans will suffice for the period leading up to our initial business combination, the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern.

Moreover, we will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company following our initial business combination, in part because we may become obligated to redeem a significant number of our public shares in connection with (i) the upcoming extension meeting, and (ii) our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022 our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Certifying Officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Certifying Officers have concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Ofer Gonen	49	Chief Executive Officer and Director
Stephen T. Wills	66	Chief Financial Officer
Nachum (Homi) Shamir	69	Chairman of the Board
Hadar Ron, M.D.	64	Director
David J. Shulkin, M.D.	63	Director
David Sidransky, M.D.	62	Director

Biographical information on our executive officers and directors:

Ofer Gonen serves as our Chief Executive Officer and is also a member of the board of directors. He has been the Chief Executive Officer of MediWound Ltd. (Nasdaq: MDWD) since July 2022. Prior to his current role, Mr. Gonen served as Chief Executive Officer of CBI from February 2017 through June 2022. Mr. Gonen has more than 20 years of experience in managing life sciences investments and business collaborations in both the United States and Israel. Prior to 2017, he served as a Vice President at CBI from September 2003 until February 2017. Mr. Gonen serves as a board member of several portfolio companies of CBI, including Gamida Cell (Nasdaq: GMDA) and MediWound (Nasdaq: MDWD), and as a managing partner at Anatomy Medical Fund. Mr. Gonen holds a B.Sc. in Physics, Mathematics and Chemistry from the Hebrew University of Jerusalem, and an M.A. in Economics and Finance from Tel Aviv University, with distinction. Mr. Gonen’s extensive knowledge and experience in the healthcare sphere, including as a director of CBI’s public portfolio companies, make him qualified to serve on our board of directors, given our search for a business combination in our target industries.

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

Nachum (Homi) Shamir serves as our Chairman of the Board. Mr. Shamir has served as Chairman of the Board of MediWound Ltd. (Nasdaq: MDWD) since August 2022. Previously, he served as Chairman, President, and Chief Executive Officer of Luminex Corporation (Nasdaq: LMNX), which develops, manufactures, and markets a variety of proprietary biological testing technologies, from October, 2014 through its sale to DiaSorin S.p.A. in 2021. Prior to that role, Mr. Shamir served, from 2006 to 2014, as President and CEO of Given Imaging, a developer, manufacturer, and marketer of diagnostic products for the visualization and detection of disorders of the gastrointestinal tract. Prior to joining Given Imaging, Mr. Shamir was Corporate Vice President of Eastman Kodak Company and President of Eastman Kodak´s Transaction and Industrial Solutions Group. Additionally, he served over 10 years at Scitex Corporation in positions of increasing responsibility, including President and CEO from 2003 to 2004. Prior to 2003, Mr. Shamir held senior management positions at various international companies, mainly in the Asia Pacific regions. Mr. Shamir holds a Bachelor of Science from the Hebrew University of Jerusalem and a Masters of Public Administration from Harvard University. We believe that Mr. Shamir is qualified to serve on the board of directors because his significant experience in managing biotechnology companies, both as a board member and as an executive, helps to guide our board in our search for strong target biotechnology companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. During the year ended December 31, 2022, there were no changes in beneficial ownership for any of the officers and directors listed above under the table “Directors and Executive Officers”, or our sponsor (Cactus Healthcare Management LP), and, therefore, no delinquencies in the filing of reports under Section 16(a).

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the biographical information under “Item 10. Directors, Executive Officers and Corporate Governance- Directors and Executive Officers” above.

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within the remaining months of the initial 18 month period, or, if the extension is approved, 24 month period, following the closing date of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquired public shares as part of or after our initial public offering, they are entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private warrants that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private warrants are subject to the following transfer restrictions:

●	50% of the founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	The remaining 50% of the founders shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, in which case those shares will be released from the lock-up.

●	With certain limited exceptions, the private warrants and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representatives.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Cactus Healthcare Management LP (3)	3,162,500	(4)	20%
Highbridge Capital Management, LLC (5)	952,156		7.5%
Saba Capital Management, L.P. (6)	750,358		5.9%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(7)	750,000		5.9%

Directors and Executive Officers
Ofer Gonen	-		-
Stephen T. Wills(8)	-		-
David Sidransky, M.D.	-		-
Nachum (Homi) Shamir(9)	-		-
Hadar Ron, MD(10)	-		-
David J. Shulkin, M.D.(11)	-		-
All officers, directors and director nominees as a group (six individuals)(3)	3,162,500	(4)	20%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cactus Acquisition Corp. 1 Limited, 4B Cedar Brook Drive, Cranbury, NJ 08512.

(2)	The percentage of Class A ordinary shares outstanding is based upon 12,650,000 Class A ordinary shares issued and outstanding as of March 15, 2022. In addition, as of that date, our sponsor (Cactus Healthcare Management LP) holds all 3,162,500 outstanding Class B ordinary shares, which will convert into Class A ordinary shares on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, Class B ordinary shares have the same rights as Class A ordinary shares, except that only Class B ordinary shares have the right to vote in the election of directors, as described below. Consequently, we have treated the 3,162,500 Class B ordinary shares as part of the Class A ordinary shares solely for the purposes of the presentation of our sponsor’s beneficial ownership herein (whereas for all other 5% or greater shareholders, the Class A ordinary shares that underlie the Class B ordinary shares are not counted as issued and outstanding Class A ordinary shares and do not reduce their beneficial ownership of Class A ordinary shares).

(3)	Our sponsor, Cactus Healthcare Management LP, directly holds our shares that are reported in this row. Cactus Healthcare Management LLC serves as the sole general partner of our sponsor and may therefore be deemed to share voting and investment authority with respect to the shares held thereby. Each of Israel Biotech Fund, Kalistcare Ltd. (an affiliate of Consensus Business Group) and Clal Biotechnology Industries holds an equal 33.33% equity interest in Cactus Healthcare Management LLC. No single individual or group of individuals possesses the ability to control the decisions made by the sole general partner. Each of Mr. Shamir, Dr. Shulkin and Dr. Ron holds a limited partnership interest in our sponsor (a 1.25%, 1.0%, and 1.0% limited partnership interest, respectively), and our Chief Financial Officer, Mr. Wills, holds a 4.75% limited partnership interest in our sponsor.

(4)	Consists of 3,162,500 Class A ordinary shares issuable upon conversion of an equal number of Class B ordinary shares, all of which are held by the Cactus Healthcare Management LP. The foregoing conversion will occur automatically on the first business day following consummation of a business combination by the Issuer. Excludes 4,866,667 Class A ordinary shares underlying warrants held by our sponsor, which are not exercisable as of, or within 60 days of, the date of this Annual Report.

(5)	Based solely on an amendment to Schedule 13G filed by Highbridge Capital Management, LLC with the SEC on January 31, 2023. Highbridge Capital Management, LLC serves as the investment adviser to certain funds and accounts, and may be deemed to share beneficial ownership of all of the reported shares (shared voting power and shared dispositive power) with respect to all of these shares. The address of these entities is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(6)	Based solely on an amendment to Schedule 13G filed by Saba Capital Management, L.P., a Delaware limited partnership, with the SEC on February 14, 2023. Each of Saba Capital Management, L.P., Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein may be deemed to be the beneficial owner of all of the reported shares and to possess shared voting and dispositive power with respect to all of these shares. The address of these persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	Based solely on a Schedule 13G filed by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, with the SEC on February 8, 2022. The address of this shareholder is 2020 Calamos Court, Naperville, IL 60563.

(8)	Please see footnote (3) above for a description of Mr. Wills’ ownership interest in our sponsor.

(9)	Please see footnote (3) above for a description of Mr. Shamir’s ownership interest in our sponsor.

(10)	Please see footnote (3) above for a description of Dr. Ron’s ownership interest in our sponsor.

(11)	Please see footnote (3) above for a description of Dr. Shulkin’s ownership interest in our sponsor.

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

Concurrently with our initial public offering, our sponsor purchased, in the aggregate, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000, in the aggregate) in a private placement. Each whole private warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private warrants was added to the proceeds from our initial public offering and is held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within the 18-month, or, if the extension is approved at the extension meeting, the 24-month, period following the closing date of our initial public offering, the proceeds of the sale of the private warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by the sponsor. If the private warrants are held by holders other than our sponsor or its permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the units in our initial public offering.

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

The founders shares constitute 20% of the public shares that are outstanding following our initial public offering. On May 21, 2021, we entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months (or 24 months, if an extension is approved at our upcoming April 20, 2023 extraordinary general meeting), our sponsor will be paid up to $10,000 per month ($180,000 or $240,000 in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

On May 24, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering; our obligation to repay those loans was reflected in a $300,000 promissory note that we issued to our sponsor. The loans under that note were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the close of our initial public offering. The loans were repaid upon the closing of the offering on November 2, 2021 out of the offering proceeds not held in the trust account. The value of our sponsor’s interest in that transaction corresponded to the principal amount issued and outstanding under the loans. As of December 31, 2022, no amounts were outstanding under the promissory note issued to our sponsor.

In addition, in order to finance transaction costs leading up to, and in connection with, our potential initial business combination, our sponsor, together with three primary limited partners of our sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us up to $450,000, as may be required by us. In March 2023, we requested, and received from our sponsor, the full $450,000 amount that may be loaned to us under a promissory note that represents that loan commitment. If we complete our initial business combination, we would repay such loaned amounts, or at the lenders’ option, those amounts could be converted into warrants to purchase Class A ordinary shares at a price of $1.50 per warrant. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of loans from our sponsor and its affiliates (which includes the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor.

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

We have entered into a registration rights agreement with respect to the founders shares, private warrants and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Registration Rights.”

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private warrants held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of $450,000 of loans which are expected to be funded by our sponsor in April 2023 (based on funding from its three primary limited partners) to finance transaction costs in connection with our potential initial business combination. Up to $1,500,000 of loans from our sponsor and its affiliates, or certain of our officers and directors (which includes the foregoing $450,000 amount) may be converted into warrants, at a price of $1.50 per warrant, at the option of the lenders; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Drs. Hadar Ron, David Shulkin and David Sidransky, and Mr. Nachum (Homi) Shamir, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements, including with respect to our IPO process that was completed in November 2021. Audit fees were $104,800 and $163,250 for the period from April 19, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay PwC Israel any audit-related fees for the period from April 19, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022, respectively.

Tax Fees. We did not pay PwC Israel any tax fees for the period from April 19, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022, respectively.

All Other Fees. We did not pay PwC Israel for other services for the period from April 19, 2021 (inception) through December 31, 2021, or for the year ended December 31, 2022, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 28, 2021, by and among the Registrant, Moelis & Company LLC and Oppenheimer & Co. Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Ordinary Share Certificate (4)
4.3	Specimen Warrant Certificate (5)
4.4	Warrant Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (6)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*
10.1	Promissory Note, executed on May 14, 2021, issued by the Registrant to Cactus Healthcare Management LP (7)
10.1.2	Amendment No. 1 to Promissory Note dated May 14, 2021, executed on September 30, 2021, by and between the Registrant and Cactus Healthcare Management LP (8)
10.2	Letter Agreement, dated October 28, 2021, by and among the Registrant, its officers and directors and Cactus Healthcare Management LP (9)
10.3	Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (10)
10.4	Registration Rights Agreement, dated November 2, 2021, by and between the Registrant and certain security holders (11)
10.5	Share Purchase Agreement, dated May 14, 2021, between the Registrant and Cactus Healthcare Management LP (12)
10.6	Private Warrants Purchase Agreement, dated November 2, 2021, by and between the Registrant and Cactus Healthcare Management LP (13)
10.7	Form of Indemnity Agreement entered into by the Registrant with each of its executive officers and directors on November 2, 2021 (14)
10.8	Promissory Note, dated March 16, 2022, issued by the Registrant to Cactus Healthcare Management LP (15)
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021

(2)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(4)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(5)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(6)	Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(7)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(8)	Incorporated herein by reference to Exhibit 10.1.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(9)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(10)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(11)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(12)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(13)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(14)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(15)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Ofer Gonen
Name:	Ofer Gonen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ofer Gonen	Chief Executive Officer and Director	March 30, 2023
Ofer Gonen

/s/ Stephen T. Wills	Chief Financial Officer	March 30, 2023
Stephen T. Wills (Principal Financial and Accounting Officer)

/s/ Nachum Shamir	Chairman of the Board	March 30, 2023
Nachum Shamir

/s/ Hadar Ron	Director	March 30, 2023
Hadar Ron

/s/ David J. Shulkin	Director	March 30, 2023
David J. Shulkin

/s/ David Sidransky	Director	March 30, 2023
David Sidransky

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Cactus Acquisition Corp. 1 Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cactus Acquisition Corp. 1 Limited (the "Company") as of December 31, 2022 and 2021 and the related statements of operations, changes in capital deficiency and cash flows for the year ended December 31, 2022 and for the period from April 19, 2021 (inception) to December 31, 2021, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the result of its operations and its cash flows for the period from April 19, 2021 (inception) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has The Company has until May 2, 2023 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

March 30, 2023

PCAOB ID 1309

We have served as the Company's auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 50005 Tel-Aviv 6150001, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

CACTUS ACQUISITION CORP. 1 LIMITED

BALANCE SHEETS

		December 31
	Note	2022	2021
		U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents		243	975
Prepaid expenses		275	333
TOTAL CURRENT ASSETS		518	1,308

NON-CURRENT ASSETS:
Prepaid expenses		-	275
Cash held in trust account		130,893	129,032
TOTAL ASSETS		131,411	130,615

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Related party	5b	12	13
Accrued expenses and other liabilities		130	227
TOTAL CURRENT LIABILITIES		142	240

LONG TERM LIABILITIES -
Underwriters’ deferred compensation	6	4,428	4,428
TOTAL LIABILITIES		4,570	4,668

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2022, at a redemption value of $10.35 and at December 31, 2021, at a redemption value of $10.20 per share	3	130,893	129,030

CAPITAL DEFICIENCY:	7
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Accumulated deficit		(4,052)	(3,083)
TOTAL CAPITAL DEFICIENCY		(4,052)	(3,083)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		131,411	130,615

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Period from April 19, 2021 (inception) to December 31, 2021
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	1,861	2
FORMATION AND OPERATING EXPENSES	(967)	(666)
NET EARNINGS (LOSS) FOR THE PERIOD	894	(664)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	12,650,000	2,915,430
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 4	0.09	0.75

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	2,853,662
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE, see Note 4	(0.06)	(1.00)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Ordinary shares
	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
CHANGES DURING THE PERIOD FROM APRIL 19, 2021 (INCEPTION) TO DECEMBER 2021:	-
Issuance of Class B Ordinary Shares to the Sponsor (note 7)	3,162,500	*	25	-	25
Issuance of private warrants			7,300		7,300
Issuance of public warrants, net of issuance costs (note 3)			8,835		8,835
Accretion of class A ordinary shares subject to redemption	-	-	(16,160)	(2,419)	(18,579)
Net loss for the period	-	-	-	(664)	(664)
BALANCE AT DECEMBER 31, 2021	3,162,500	*	-	(3,083)	(3,083)
CHANGES DURING 2022:
Subsequent accretion of Class A common stock subject to redemption amount as of December 31, 2022				(1,863)	(1,863)
Net earnings for the period				894	894
BALANCE AT DECEMBER 31, 2022	3,162,500	*	-	(4,052)	(4,052)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENT OF CASH FLOWS

	Year ended December 31, 2022	Period from April 19, 2021 (inception) to December 31, 2021
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earning (loss) for the period	894	(664)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	333	(608)
Increase (decrease) in related parties	(1)	13
Increase (decrease) in accrued expenses	(97)	227
Net cash provided by (used in) operating activities	1,129	(1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-	25
Proceeds from issuance of public units	-	126,500
Proceeds from issuance of Private warrants	-	7,300
Payment of underwriting commissions and offering expenses	-	(2,786)
Proceeds from a promissory note – related party	-	300
Repayment of promissory note – related party	-	(300)
Net cash provided by financing activities	-	131,039

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,129	130,007
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	130,007	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	131,136	130,007

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	243	975
Cash held in trust account	130,893	129,032
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	131,136	130,007
SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES
Underwriters’ Deferred Compensation	-	4,428

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

All activity for the period from inception through December 31, 2022 relates to the Company’s formation and its initial public offering (the "Public offering") described below. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Cactus Healthcare Management, L.P., a Delaware limited partnership (the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Public Offering— the sale of 12,650,000 Units — closed on November 2, 2021. Upon that closing $129.03 million was placed in a trust account (the “Trust Account”) (see also note 2(d) below). Out of the $129.03 million placed in the trust account, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option and an additional $2.53 million were invested by the Company's Sponsor for the benefit of the Public to preserve a redemption value of $10.20. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

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

f.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The Company has until May 2, 2023 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements. See also Note 8.

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

As of December 31, 2022, the Company held deposits of $130,893 thousand in a Blackrock treasury money market trust account. The Company included the balance in the trust account in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows as a restricted cash equivalent. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

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

Accordingly, on December 31, 2022 and 2021, 12,650,000 Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value of $10.35 and $10.20 per share respectively.

The proceeds from the IPO, as well as the related issuance costs were allocated based on relative fair value between the public warrants and the redeemable class A shares.

Redeemable Shares of Class A Common Stock
U.S. dollars in thousands
Gross proceeds	126,500
Less:
Proceeds allocated to public warrants	(9,370)
Class A shares issuance costs	(6,679)
Plus:
Accretion of carrying value to redemption value	18,579
Class A common stock subject to possible redemption, as of December 31, 2021	129,030
Plus:
Accretion of carrying value to redemption value	1,863
Class A common stock subject to possible redemption, as of December 31, 2022	130,893

g.	Warrants

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”. Accordingly, both the public and the private warrants are considered indexed to the entity's own stock and are classified within equity.

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

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes (hereafter – ASC 740). ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized, based on the weight of available positive and negative evidence. Deferred tax liabilities and assets are classified as non-current in accordance with ASC 740.

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed by dividing net earning (loss) attributable to holders of ordinary shares of the Company, by the weighted average number of ordinary shares outstanding for the reporting period.

In computing the Company’s diluted earnings per share, the denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

l.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the Company's financial statement.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

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

The Warrants sold in the Private Placement (the “Private Warrants”) are identical to the Public Warrants except that: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the initial business combination; (2) they (including the ordinary shares issuable upon exercise of these warrants) are not registered but are entitled to registration rights; and (3) prior to being sold in the open market or transferred into "street name", they are not redeemable by the Company.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4 - EARNINGS (LOSS) PER SHARE:

a.	Basic

As of December 31, 2022 and 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Year ended December 31, 2022	Period from April 19, 2021 to December 31, 2021
	U.S. dollars in thousands (except share data)
Net earnings (loss) for the period	894	(664)
Less - interest earned on marketable securities held in trust account	(1,861)	(2)
Net loss excluding interest	(967)	(666)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(774)	(336)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount ("Accretion")	1,861	2,532
	1,087	2,196
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	12,650,000	2,915,430
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.09	0.75

Class B ordinary shares:
Numerator:
Net loss excluding interest	(193)	(329)
Accretion	-	(2,532)
	(193)	(2,841)
Denominator:
Weighted average of Class B ordinary shares outstanding	3,162,500	2,853,662
Basic and diluted loss per Class B ordinary share	(0.06)	(1.00)

b.	Diluted

As of December 31, 2022 and 2021, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - RELATED PARTY TRANSACTIONS:

a.	Issuance of shares

In May 2021, the Company's sponsor purchased 2,875,000 founders shares from the Company for an aggregate purchase price of $25 thousand, or approximately $0.009 per share. On October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors. For warrants purchased by the sponsor at the Initial Public Offering see note 3.

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

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from nine members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering. See also Note 8.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - CAPITAL DEFICIENCY:

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of December 31, 2022, the Company has no Preference shares issued and outstanding.

NOTE 8 - SUBSEQUENT EVENT

On March 20, 2023 the Company filed a Notice of Meeting of Shareholders and Proxy Statement, which included a proposal to extend the date by which the Company has to consummate a business combination from May 2, 2023 to November 2, 2023. The Meeting is scheduled for April 20. 2023. Concurrently, in order to finance the requested extension and continued operations, the Company requested that the $450 thousand promissory note (see note 5c) with the Sponsors be funded.