Form 10-Q
period 2023-03-31
Cactus Acquisition Corp. 1 Ltd
filed 2023-05-15
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 2,464,529 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CACTUS ACQUISITION CORP. 1 LTD.

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“articles amendment meeting” are to the extraordinary general meeting that will be held on May 30, 2023 at which we will seek approval for an amendment to the amended and restated memorandum and articles of association that will effectively remove any remaining restrictions from the conversion by the sponsor of the founders shares into Class A ordinary shares prior to the consummation of our initial business combination;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“extension” are to the extension, to November 2, 2023, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;

●	“extension meeting” are to the extraordinary general meeting in lieu of our 2023 annual general meeting that was held on April 20, 2023 at which we obtained approval for, among related matters, (i) the extension, and (ii) a related extension of the term of the trust agreement until November 2, 2023;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our sponsor prior to our IPO, and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination or, if permitted under our amended and restated memorandum and articles of association, upon earlier conversion by our sponsor (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Cactus Healthcare Management LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and public warrants) sold in our initial public offering;

●	“public warrants” are to the redeemable warrants included in the public units sold in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;

●	“warrants” are to the public units (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I- Item 1A. Risk Factors” in the 2022 Annual Report. Our securities filings can be accessed on the EDGAR section of the website of the SEC, at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		March 31	December 31,
	Note	2023	2022
		U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents		118	243
Prepaid expenses		193	275
TOTAL CURRENT ASSETS		311	518

NON-CURRENT ASSETS:
Prepaid expenses		-	-
Cash held in trust account		132,282	130,893
TOTAL ASSETS		132,593	131,411

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		245	130
Related Party		12	12
TOTAL CURRENT LIABILITIES		257	142

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	4,428	4,428
TOTAL LIABILITIES		4,685	4,570

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION:12,650,000 shares at March 31, 2023, at a redemption value of $10.46 per share and at December 31, 2022, at a redemption value of $10.35 per share		132,282	130,893

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Accumulated deficit		(4,374)	(4,052)
TOTAL CAPITAL DEFICIENCY		(4,374)	(4,052)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		132,593	131,411

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three months ended March 31
	Note	2023	2022
		U.S. Dollars in thousands
		Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT		1,389	12
OPERATING EXPENSES		(322)	(268)
NET EARNINGS (LOSS) FOR THE PERIOD		1,067	(256)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION		12,650,000	12,650,000
BASIC AND DILUTED EARNINGS (LOSS) PER CLASS A ORDINARY SHARE	5	0.09	(0.02)

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING		3,162,500	3,162,500
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE	5	(0.02)	(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Ordinary shares
	Number of shares	Par value	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2022	3,162,500	*	(4,052)	(4,052)
Accretion of Class A common stock subject to redemption amount as of March 31, 2023			(1,389)	(1,389)
Net earnings for the period			1,067	1,067
BALANCE AT MARCH 31, 2023	3,162,500	*	(4,374)	(4,374)

BALANCE AT DECEMBER 31, 2021	3,162,500	*	(3,083)	(3,083)
Net loss for the period	-	-	(256)	(256)
BALANCE AT MARCH 31, 2022	3,162,500	*	(3,339)	(3,339)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2023	2022
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) for the period	1,067	(256)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	82	82
Increase (decrease) in accrued expenses	115	(51)
Net cash provided by (used in) operating activities	1,264	(225)

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	1,264	(225)
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	131,136	130,007
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	132,400	129,782

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	118	738
Cash held in trust account	132,282	129,044
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	132,400	129,782

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

All activity for the period from inception through March 31, 2023 relates to the Company’s formation, its initial public offering (the “Public offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

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

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On April 20, 2023 the Company extended the date by which the Company has to consummate an Initial Business Combination from May 2, 2023 to November 2, 2023 (hereafter – the Mandatory Liquidation Date).. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. Concurrently, in order to finance the requested extension and continued operations, the Company requested that the $450 thousand promissory note (see note 6) with the Sponsors be funded. The Company drew down $250 thousand of the $450 thousand in May 2023. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date.

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

Certain disclosures included in the financial statements as of, and for the year ended, December 31, 2022, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements.

The accounting policies applied in the preparation of the unaudited condensed financial statements are consistent with those applied in the preparation of the annual financial statements as of December 31, 2022.

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

The Warrants sold in the Private Placement (the “Private Warrants”) are identical to the Public Warrants except that: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of the initial business combination; (2) they (including the ordinary shares issuable upon exercise of these warrants) are not registered but are entitled to registration rights; and (3) prior to being sold in the open market or transferred into “street name”, they are not redeemable by the Company.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

NOTE 4 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. See Note 3 above for further information regarding those share issuances. As of March 31, 2023, the Company had 12,650,000 Class A ordinary shares outstanding.

On April 20, 2023, in connection with the extension of the date by which the Company must consummate its initial business combination from May 2, 2023 to November 2, 2023, or such earlier date as may be determined by the Company’s board of directors (the “Extension”), 10,185,471 Class A ordinary shares were redeemed, resulting in 2,264, 529 Class A ordinary shares being outstanding. See Note 8 for further information.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 4 - CAPITAL DEFICIENCY: (continued):

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14, 2022 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25 thousand to the Sponsor. In October 2022, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

As of March 31, 2023, the Company had 3,162,500 Class B ordinary shares outstanding. See Note 8 for further information.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of March 31, 2023, the Company has no Preference shares issued and outstanding.

NOTE 5 - LOSS PER SHARE:

a.	Basic

As of March 31, 2023 and 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - LOSS PER SHARE: (continued):

	Three months ended March 31
	2023	2022
	U.S. dollars in thousands (except share data)
Net earnings (loss) for the period	1,067	(256)
Less - interest earned on marketable securities held in trust account	(1,389)	(12)
Net loss excluding interest	(322)	(268)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(258)	(215)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	1,389	-
	1,131	(215)
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	12,650,000	12,650,000
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.09	(0.02)

Class B ordinary shares:
Numerator:
Net loss excluding interest	(64)	(53)
Accretion	-	-
	(64)	(53)
Denominator:
Weighted average of Class B ordinary shares outstanding	3,162,500	3,162,500
Basic and diluted loss per Class B ordinary share	(0.02)	(0.02)

b.	Diluted

As of March 31, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Promissory note

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from nine members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering. See Note 1 e. for further information.

In March 2023, the Company requested of the Sponsor that the $450 thousand promissory note be funded. The Company drew down $250 thousand of the $450 thousand note in May 2023.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of March 31, 2023 as management has deemed the consummation of a Business Combination to be probable.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 8 - SUBSEQUENT EVENTS

On April 20, 2023, the Company held an extraordinary general meeting in lieu of its 2023 annual general meeting (‘Meeting”). In connection with the Meeting, the Company and its Sponsor (see Note 1 b.), entered into non-redemption agreements (the “NRAs”) with several unaffiliated third parties (“Non-Redeeming Shareholders”). Pursuant to the NRAs, the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares of the Company related to the shareholder vote on the Extension Amendment Proposal (“Extension”), to extend the date by which the Company has to consummate a business combination from May 2, 2023 to November 2, 2023.

In exchange for the foregoing commitment, the Sponsor agreed to transfer an aggregate of 100,000 Class B ordinary shares of the Company held by the Sponsor to the Non-Redeeming Shareholders immediately following, and subject to, consummation of an initial business combination. The number of Class B ordinary shares transferable by the Sponsor to the Non-Redeeming Shareholders is subject to potential increase if the number of Class A ordinary shares that are not redeemed in connection with the Meeting exceeds 2,000,000. Since 2,464,528 Class A ordinary shares were not redeemed, an additional 30,000 Class B ordinary shares are due to the Non-Redeeming Shareholders.

The transfer of the Class B ordinary shares to the Non-Redeeming Shareholders is furthermore conditioned upon Cactus’ fulfilling the continued or initial listing requirements for listing on the Nasdaq Global Market following the Meeting.

At the Meeting, the Company’s shareholders approved the Extension Amendment Proposal. 10,185,471 Class A ordinary shares were redeemed in connection with the Extension, resulting in 2,464,529 Class A ordinary shares outstanding. Accordingly, on May 1, 2023, $106,733,855 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

In addition, in connection with the shareholders’ approval of the Extension, the Sponsor and the Company committed to contribute up to $240,000 to the Company’s Trust Account, consisting of $40,000 on or before May 2, 2023, and $40,000 on or before the 2nd day of each subsequent calendar month until (but excluding) November 2, 2023 or such earlier date on which (a) the Company’s board of directors determines to liquidate the Company or (b) an initial business combination is completed. These contributions will be funded from the $450 thousand Promissory Note (see Note 6).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes as of, and for the quarter ended, March 31, 2023 appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2022, included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The issuance of additional ordinary shares in a business combination (by our company, or by a target company that will serve as the public company following the business combination and in which target company our shareholders may possess a majority interest):

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our (or the target company’s) ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we or the target company issue(s) debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	our using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2023, we had $118,000 of cash and $54 of working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. Other than a significant reduction in the total value of our trust account, from approximately $132.6 million to approximately $25.8 million, as of May 1, 2023, due to the redemption of 10,185,471 public shares at a price per share of approximately $10.48 in connection with the extension meeting (as described under “Liquidity and Capital Resources” below), there has been no significant change in our financial or trading position since the March 31, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

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

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of March 31, 2023, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs in connection with our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), committed to funding us, in an equivalent manner among the sponsors, an aggregate, up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In April 2023, in connection with the approval of the extension at the extension meeting, and in light of our need for additional working capital for the period of the extension, we requested that the full $450,000 amount available under the sponsor/affiliate loan commitment be funded to the sponsor. Following that funding, in May 2023, we drew down $250,000 of that $450,000 amount from the sponsor. Our repayment obligation for up to the full $450,000 of that loan is represented by a promissory note that we have issued to the sponsor.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, were, in the aggregate, $130,142,000. Of this amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non- interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining $1,112,000 from the IPO and private placement proceeds was placed into our bank account outside of the trust account, and after we had incurred and paid operating expenses of $994,000 following the IPO, the cash on hand balance in that bank account was $118,000 as of March 31, 2023.

As a result of the redemption of 10,185,471 public shares at a price per share of approximately $10.48 (representing each such share’s pro rata portion of the value of the trust account) in connection with the extension meeting, the total value of the trust account was reduced significantly, from approximately $132.6 million to approximately $25.8 million as of May 1, 2023.

We intend to use substantially all of the funds remaining in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), minus amounts paid out to redeeming shareholders, as consideration to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, in connection with the extension, we requested in April 2023 that $450,000 of sponsor/affiliate loans be funded to the sponsor. In May 2023, we drew down $250,000 of that potential $450,000 of loans from the sponsor. A portion of the $450,000 of loans, in a monthly amount of $40,000 and a potential aggregate amount of $240,000 for the six-month extension period, will be used for contributions to the trust account, in accordance with the sponsor’s commitment to fund the trust account on a monthly basis during the extension period, as we reported on April 11, 2023. The remainder of the $450,000 of sponsor loans will be used as working capital for our activities related to a potential initial business combination. While we anticipate that these $450,000 of loans will suffice for the period leading up to our initial business combination, the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern.

Moreover, we will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company following our initial business combination, in part because we were required to redeem a significant number of our public shares in connection with the extension meeting and may be required to redeem additional public shares in connection with either/or (i) the upcoming articles amendment meeting, or (ii) our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Critical Accounting Estimates

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds from our initial public offering and the sale of the private warrants held in the trust account, after reduction for payments made for the redemption of a portion of the public shares in connection with the extension meeting, are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023 our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2022 Annual Report. We have provided below updates to those risk factors that have changed materially since the date of our 2022 Annual Report.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders’ exercise of redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our remaining public shareholders would have to wait for liquidation in order to redeem their shares.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with our extension meeting, 10,185,471 public shares were redeemed at a price per share of approximately $10.48, thereby reducing the total value of the trust account significantly from approximately $132.6 million to approximately $25.8 million as of May 1, 2023. If additional public shareholders exercise their redemption rights in connection with our upcoming articles amendment meeting or the general meeting at which our initial business combination will be presented for approval, we would not be able to meet such a closing condition and, as a result, would not be able to proceed with the business combination. Over the past year or so, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of a shareholder meeting that approves an amendment to the articles of the SPAC or the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, may face significant additional redemptions that will jeopardize our ability to successfully consummate a business combination.

Furthermore, under our current amended and restated memorandum and articles of association (unless we seek to amend them in connection with a vote on our initial business combination), in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may be forced to search for an alternate business combination, if any, or else cease operations and liquidate the trust account.

If we are unable to consummate an initial business combination, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The ability of our public shareholders to exercise redemption rights with respect to a significant number of additional shares may not allow us to complete the most desirable business combination or optimize our capital structure.

As a result of the redemption of public shares in connection with the extension meeting, 10,185,471 public shares were redeemed at a price per share of approximately $10.48, thereby reducing the number of outstanding Class A ordinary shares from 12,650,000 to 2,464,529, and reducing the total value of the trust account significantly, from approximately $132.6 million to approximately $25.8 million as of May 1, 2023. At the time we enter into an agreement for our initial business combination, we may not know how many additional shareholders may exercise their redemption rights in connection with the upcoming articles amendment meeting, and will not know how many redemptions there will be in connection with the general meeting at which our initial business combination will be presented for approval. We will therefore need to structure the transaction based on our expectations as to the number of additional shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. If a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the articles amendment meeting or the shareholder meeting at which the approval of our initial business combination is sought, respectively.

We have notified our shareholders that we will be holding the articles amendment meeting on May 30, 2023, at which we will seek shareholder approval for an amendment to our amended and restated memorandum and articles of association that will effectively remove any remaining restrictions from the conversion by the sponsor of the founders shares into Class A ordinary shares prior to the consummation of our initial business combination. In addition, in connection with an initial business combination, we may seek shareholder approval of the transaction at a general meeting. In connection with each such meeting, under our current amended and restated memorandum and articles of association, we will be required to allow our public shareholders to redeem their public shares in advance of the meeting, until two business days prior to the meeting. Given the possibility of additional significant redemptions of shares by public shareholders in connection with each such general meeting, we may be at risk of falling out of compliance with the Nasdaq continued listing qualifications (following the articles amendment meeting) or failing to meet the initial listing qualifications for the potential combined company (upon completion of the shareholder meeting at which the business combination will be approved).

In particular, if there are heightened levels of redemptions at the articles amendment meeting, we may fail to maintain compliance with the Nasdaq Stock Market continued listing requirements (assuming the minimal requirements imposed by the Nasdaq Capital Market, which are the most lenient) related to market value of listed securities ($35.0 million), number of unrestricted publicly-held shares (500,000), market value of publicly-held shares ($1.0 million) and total shareholders (300).

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

If the available net proceeds available to us for our initial business combination (due to excessive redemptions in connection with our articles amendment meeting or a shareholder meeting to approve an initial business combination, or the expenditure of excessive funds in investigating potential target companies) are insufficient, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the course of the last year, with financings often available only on terms that are onerous to the combined company following the business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in our 2022 Annual Report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus Acquisition Corp. 1 Limited

Date: May 15, 2023	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)