Form 10-Q
period 2023-06-30
Cactus Acquisition Corp. 1 Ltd
filed 2023-08-14
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 2,260,351 Class A ordinary shares, par value $0.0001 per share, and 3,162,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CACTUS ACQUISITION CORP. 1 LTD

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO;

●	“articles amendment meeting” are to the extraordinary general meeting that was held on May 30, 2023 at which our shareholders approved an amendment to the amended and restated memorandum and articles of association that effectively removed any remaining restrictions from the conversion by the sponsor of the founders shares into Class A ordinary shares prior to the consummation of our initial business combination;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“extension” are to the extension, to November 2, 2023, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;

●	“extension meeting” are to the extraordinary general meeting in lieu of our 2023 annual general meeting that was held on April 20, 2023 at which we obtained approval for, among related matters, (i) the extension, and (ii) a related extension of the term of the trust agreement until November 2, 2023;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our sponsor prior to our IPO, and the Class A ordinary shares that will be issued upon the automatic conversion of those Class B ordinary shares at the time of our initial business combination or upon earlier conversion by our sponsor (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Cactus Healthcare Management LP, a Delaware limited partnership, and other holders (if any) of our founders shares prior to our IPO;

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that they will only be considered “public shareholders” with respect to such public shares;

ii

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and public warrants) sold in our initial public offering;

●	“public warrants” are to the redeemable warrants included in the public units sold in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●

“trust account” are to the trust account that we established at Continental Stock Transfer & Trust Company, as trustee, pursuant to the trust agreement, into which proceeds from the IPO and simultaneous private placement were deposited.

●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;

●	“warrants” are to the warrants sold as part of the public units (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

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

AS OF JUNE 30, 2023, AND FOR THE SIX MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND FOR THE SIX MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2023	2022
		U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents		163	243
Prepaid expenses		110	275
TOTAL CURRENT ASSETS		273	518

NON-CURRENT ASSETS:
Cash held in trust account		24,161	130,893
TOTAL ASSETS		24,434	131,411
Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses		518	130
Sponsor loan		250	-
Related Party		12	12
TOTAL CURRENT LIABILITIES		780	142

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	4,428	4,428
TOTAL LIABILITIES		5,208	4,570

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2022, at a redemption value of $10.20 per share and 2,260,351 $10.69 at June 30, 2023		24,161	130,893

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding at December 31, 2022 and at June 30, 2023		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Accumulated deficit		(4,935)	(4,052)
TOTAL CAPITAL DEFICIENCY		(4,935)	(4,052)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		24,434	131,411

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2023	Three months ended June 30, 2023	Six months ended June 30, 2022	Three months ended June 30, 2022
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	2,089	700	472	204
OPERATING EXPENSES	(803)	(481)	(183)	(171)
NET EARNINGS (LOSS) FOR THE PERIOD	1,286	219	(289)	(33)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	9,000,141	5,350,282	12,650,000	12,650,000
BASIC AND DILUTED EARNINGS (LOSS) PER CLASS A ORDINARY SHARE, see Note 5	0.20	0.12	(0.02)	0.001

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED (LOSS) PER CLASS B ORDINARY SHARE, see Note 5	(0.15)	(0.14)	(0.03)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	Paid In Capital	Accumulated Deficit	Total

BALANCE AT JANUARY 1, 2023-	3,162,500	*	-	(4,052)	(4,052)
Accretion of Class A common stock subject to redemption amount as of June 30, 2023			(184)	(2,169)	(2,353)
Sponsor surrender of 115,000 Class B common stock		*	184		184
Net earnings for the period				1,286	1,286
BALANCE AT JUNE 30, 2023	3,162,500	*	-	(4,935)	(4,935)

BALANCE AT APRIL 1, 2023-	3,162,500	*	-	(4,374)	(4,374)
Accretion of Class A common stock subject to redemption amount as of June 30, 2023			(184)	(780)	(964)
Sponsor surrender of 115,000 Class B common stock		*	184	-	184
Net earnings for the period				219	219
BALANCE AT JUNE 30, 2023	3,162,500	*	-	(4,935)	(4,935)

BALANCE AT JANUARY 1, 2022:	3,162,500	*	-	(3,083)	(3,083)
Subsequent accretion of Class A common stock subject to redemption amount as of June 30, 2022				(185)	(185)
Net loss for the period				(289)	(289)
BALANCE AT JUNE 30, 2022	3,162,500	*	-	(3,557)	(3,557)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) for the period	1,286	(289)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	165	165
Increase (decrease) in accrued expenses	388	(131)
Net cash used in (provided by) operating activities	1,839	(255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan	250	-
Redemption of Class A Ordinary shares	(108,901)	-
Net cash provided by financing activities	(108,651)	-

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	(106,812)	(255)
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	131,136	130,007
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	24,324	129,752

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	163	537
Cash held in trust account	24,161	129,215
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	24,324	129,752

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

All activity for the period from inception through June 30, 2023 relates to the Company’s formation, its initial public offering (the “Public offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

b.	Sponsor and Financing

The Company’s sponsor is Cactus Healthcare Management, L.P., a Delaware limited partnership (the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Public Offering— the sale of 12,650,000 Units — closed on November 2, 2021. Upon that closing $129.03 million was placed in a trust account (the “Trust Account”) (see also note 1(c) below). Out of the $129.03 million placed in the trust account, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option and an additional $2.53 million were invested by the Company’s Sponsor for the benefit of the Public to preserve a redemption value of $10.20. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement. See also Note 6.

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

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On April 20, 2023 the Company extended the date by which the Company has to consummate an Initial Business Combination from May 2, 2023 to November 2, 2023 (hereafter – the Mandatory Liquidation Date). If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date.

Concurrently, in order to finance the requested extension and continued operations, the Company requested that the $450 thousand promissory note (see note 6) with the Sponsors be funded. The Company drew down $250 thousand of the $450 thousand in May 2023. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date. See also Note 6.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

g.	Extension Amendment / Articles Amendment Proposal

On April 20, 2023, the Company held an extraordinary general meeting in lieu of its 2023 annual general meeting (“Meeting”). In connection with the Meeting, the Company and its Sponsor (see Note 1 b.), entered into non-redemption agreements (the “NRAs”) with several unaffiliated third parties (“Non-Redeeming Shareholders”). Pursuant to the NRAs, the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares of the Company related to the shareholder vote on the Extension Amendment Proposal (“Extension”), to extend the date by which the Company has to consummate a business combination from May 2, 2023 to November 2, 2023.

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

At the Meeting, the Company’s shareholders approved the Extension Amendment Proposal, and 10,185,471 Class A ordinary shares were redeemed in connection with the Extension, resulting in 2,464,529 Class A ordinary shares outstanding. Accordingly, on May 1, 2023, $106,733,855 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

On May 30, 2023, the Company held an extraordinary general meeting of the Company (the “Meeting”). At the Meeting, the Company’s shareholders approved, by way of special resolution, a proposal to amend the Articles to provide that the existing restriction under the Articles that prevents the issuance of additional shares that would vote together with the publicly held Class A ordinary shares on a proposal to approve the Company’s initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from the Company’s trust account (the “Articles Amendment Proposal”). The requisite voting majority was achieved for approval and 204,178 Class A ordinary shares were redeemed in connection with the approval of the Articles Amendment Proposal, resulting in 2,260,351 Class A Ordinary Shares remaining outstanding after the Meeting. Accordingly, on June 15, 2023, $2,167,226 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

Since an additional 204,178 Class A ordinary shares were redeemed at the May 30, 2023 Meeting, the additional 30,000 Class B ordinary shares referenced above as due to the Non-Redeeming Shareholders, was reduced to 15,000, for a total of 115,000. The 115,000 Class B shares due to the Non-Redeeming Shareholders has an implied value of $1.60 per share, or an aggregate of $184,000. The $184,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $10.70 and assigning a probability of acquisition of 15%. This $184,000 value consideration is reflected in the shareholders equity section of the financial statements.

h.	Notice of Delisting

On June 29, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to have at least $50 million market value of listed securities (the “MVLS”) for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Notice states that the Company has 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. The Notice states that if at any time before December 26, 2023, the Company’s MVLS closes at $50 million or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that the Company has regained compliance with the MVLS Rule.

If compliance is not achieved by December 26, 2023, the Company expects that Nasdaq would provide written notification to the Company that its securities are subject to delisting. At that time, the Company could appeal the delisting decision to a Nasdaq Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the MVLS Rule.

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

NOTE 3 - PUBLIC OFFERING (continued):

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

Pursuant to the initial Public Offering, as of June 30, 2023, the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500 thousand in the Public. The initial 12,650,000 amount was reduced by redemptions of 10,389,649. See Note 1e and 1g above for further information regarding share issuances and redemptions. As of June 30, 2023, the Company had 2,260,351 Class A ordinary shares outstanding.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 4 - CAPITAL DEFICIENCY (continued):

In connection with the Extension Amendment (see note 1g above), the Sponsor agreed to transfer, based on certain conditions and events, an aggregate of 100,000 Class B ordinary shares of the Company held by the Sponsor to the Non-Redeeming Shareholders. The Company estimated the fair value of this benefit provided by the sponsor to the non-redeeming shareholders through equity. In addition, it recognized an increase to the earning and loss per share of the Class A shares and Class B shares, respectively..

As of June 30, 2023, the Company had 3,162,500 Class B ordinary shares outstanding. See Note 1e and 1g for further information.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of June 30, 2023, the Company has no Preference shares issued and outstanding.

NOTE 5 - LOSS PER SHARE:

a.	Basic

As of June 30, 2023, and 2022 the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - LOSS PER SHARE: (Continued)

	Six months ended June 30, 2023	Three months ended June 30, 2023	Six months ended June 30, 2022	Three months ended June 30, 2022
	U.S. dollars in thousands
	(except share data)

Net earnings (loss) for the period	1,286	219	(289)	(33)
Less - interest earned on marketable securities held in trust account	2,089	700	472	204
Net loss excluding interest	(803)	(481)	(183)	(171)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(591)	(298)	(378)	(164)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	2,353	964	183	171
	1,762	666	(195)	7
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	9,000,141	5,350,282	12,650,000	12,650,000
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.20	0.12	(0.02)	0.001

Class B ordinary shares:
Numerator:
Net loss excluding interest	(210)	(181)	(94)	(41)
Accretion	(264)	(264)	-	-
	(474)	(445)	(94)	(41)
Denominator:
Weighted average of Class B ordinary shares outstanding	3,162,500	(3,162,500)	3,162,500	3,162,500
Basic and diluted loss per Class B ordinary share	(0.15)	(0.14)	(0.03)	(0.01)

b.	Diluted

As of June 30, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Promissory note

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from six members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering. See Note 1e for further information.

In March 2023, the Company requested of the Sponsor that the $450 thousand promissory note be funded. The Company drew down $250 thousand of the $450 thousand promissory note in May 2023.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of June 30, 2023 as management has deemed the consummation of a Business Combination to be probable.

NOTE 8 - SUBSEQUENT EVENTS

The Company drew down the remaining $200 thousand of the $450 thousand promissory note (see Note 6) in August 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes as of, and for the quarter and six months ended, June 30, 2023 appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2022, included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate and pay for our initial business combination by using any or all of the following: (i) cash from the proceeds of our initial public offering and the private placement of the private warrants; (ii) our shares; (iii) additional equity financing, such as a private placement (a PIPE), or (iv) debt financing.

The issuance of additional ordinary shares in a business combination (by our company, or by a target company that will serve as the public company following the business combination and in which our shareholders may possess an equity interest):

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	may have the effect of delaying or preventing a change of control of the combined company by diluting the share ownership or voting rights of a person seeking to obtain control of the combined company; and

●	may adversely affect prevailing market prices for the combined company’s Class A ordinary shares and/or warrants.

Similarly, if we or the target company issue(s) debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on the combined company’s assets if its operating revenues after an initial business combination are insufficient to repay its debt obligations;

●	acceleration of the combined company’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the combined company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the combined company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is issued and outstanding;

●	the combined company’s inability to pay dividends on its Class A ordinary shares;

●	the combined company’s using a substantial portion of its cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on its ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the combined company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the combined company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2023, we had $163,000 of cash and $504,000 of negative working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position since the June 30, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Recent Developments

Extension Meeting

On April 20, 2023, we held the extension meeting, which was an extraordinary general meeting in lieu of our 2023 annual general meeting. At the extension meeting, our shareholders approved, among other matters: (i) the extension, which extended the date under our amended and restated memorandum and articles of association by which we need to consummate a business combination, from May 2, 2023 to November 2, 2023 or such earlier date as may be determined by our board of directors in its sole discretion; and (ii) a proposal to extend the trust agreement to extend the date by which we would be required to consummate a business combination to correspond to the extension (i.e., until November 2, 2023), or such earlier date as may be determined by our board in its sole discretion.

In connection with the shareholders’ approval of the extension, the sponsor committed to contributing up to $240,000 to the trust account, consisting of $40,000 on or before May 2, 2023, and $40,000 on or before the 2nd day of each subsequent calendar month until (but excluding) November 2, 2023 or such earlier date on which (a) our board of directors determines to liquidate the company or (b) an initial business combination is completed. These contributions will be funded from the $450,000 amount which the sponsor has already committed to fund to us under the promissory note, dated March 16, 2022, in a principal amount of $450,000, that we has issued to the Sponsor. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. The note may not be repaid by us from funds in our trust account, and the sponsor has waived its right to any potential claim against those funds. Unpaid principal amounts outstanding under the note may be converted by the sponsor into warrants to purchase our Class A ordinary shares, at a conversion price of $1.50 per warrant. Each such warrant would have an exercise price of $11.50 per underlying share of the company and would otherwise be identical to the private warrants sold by us to the sponsor concurrently with our initial public offering.

Also in connection with the extension meeting, we and our sponsor entered into non-redemption agreements with several unaffiliated third parties. Pursuant to the non-redemption agreements, the non-redeeming shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 2,000,000 Class A ordinary shares related to the shareholder vote at the extension meeting. In exchange for the foregoing commitments, the sponsor agreed to transfer an aggregate of 100,000 Class B ordinary shares to the non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination. The number of Class B ordinary shares transferable by the sponsor to the non-redeeming shareholders was increased because the number of Class A ordinary shares that were not redeemed in connection with the extension meeting exceeded 2,000,000; however, the total number of Class B ordinary shares that may be transferred to the non-redeeming shareholders, in the aggregate, will not exceed 250,000.

Articles Amendment Meeting

On May 30, 2023, we held the articles amendment meeting, which was an extraordinary general meeting. At the articles amendment meeting, our shareholders approved, by way of special resolution, a proposal to amend our amended and restated memorandum and articles of association to provide that the existing restriction under the articles that prevents the issuance of additional shares that would vote together with the publicly held Class A ordinary shares on a proposal to approve our initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account. The adoption of this amendment to the amended and restated memorandum and articles of association will enable the sponsor to convert its Class B ordinary shares into Class A ordinary shares at any time prior to our consummation of an initial business combination, which could assist us in regaining compliance with Nasdaq Listing Rules and remedying the deficiency notice that we received, as described below under “Nasdaq Deficiency Notice”.

204,178 Class A ordinary shares were redeemed in connection with the approval of the proposal at the articles amendment meeting, resulting in 2,260,351 Class A ordinary shares remaining outstanding.

Nasdaq Deficiency Notice

On June 29, 2023, we received a written notice from the Nasdaq Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires us to have at least $50 million market value of listed securities (the “MVLS”) for continued listing on the Nasdaq Global Market. The notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were given 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. If at any time before December 26, 2023, our MVLS closes at $50 million or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that we have regained compliance with the MVLS Rule.

If compliance is not achieved by December 26, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. At that time, we could appeal the delisting decision to a Nasdaq Hearings Panel.

At the articles amendment meeting, our shareholders approved an amendment to our articles that effectively removed any remaining restrictions from the conversion by the sponsor of the founders shares into Class A ordinary shares at any time, even prior to the consummation of our initial business combination. As a result, our sponsor has the ability to convert up to 3,162,500 founders shares into Class A ordinary shares at any time, which could enable us to regain compliance with the MVLS Rule and the continued listing standards before the December 26, 2023 deadline.

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

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of June 30, 2023, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs in connection with our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), committed to funding us, in an equivalent manner among the sponsors, an aggregate, up to $450,000, as may be required by us. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of loans from our sponsor and its affiliates (including the foregoing $450,000 amount) may be converted into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In April 2023, in connection with the approval of the extension at the extension meeting, and in light of our need for additional working capital for the period of the extension, we requested that the full $450,000 amount available under the sponsor/affiliate loan commitment be funded to the sponsor by its three primary limited partners. Following that funding, in May 2023, we drew down $250,000 of that $450,000 amount from the sponsor. In August 2023, we drew down the remaining $200,000 of the $450,000 amount committed by the sponsor. Our repayment obligation for up to the full $450,000 of that loan is represented by a promissory note that we have issued to the sponsor.

The net proceeds from (i) the sale of the units in our initial public offering, including due to the underwriters’ exercise, in full, of their over-allotment option, after deducting offering expenses of approximately $1,128,000 and underwriting commissions of $2,530,000 (but excluding a deferred underwriting fee of $4,427,500 that will be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction), and (ii) the sale of the private warrants for a purchase price of $7,300,000, were, in the aggregate, $130,142,000. Of this amount, $129,030,000 (including up to $4,427,500 as a deferred underwriting fee to be payable to the representatives of the underwriters upon (and subject to) the consummation of our initial business combination transaction) was deposited into a non- interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. We may withdraw interest from the trust to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining $1,112,000 from the IPO and private placement proceeds was placed into our bank account outside of the trust account.

Investments Held in Trust Account

As a result of the redemption of (i) 10,185,471 public shares at a price per share of approximately $10.48 in connection with the extension meeting, and (ii) an additional 204,178 public shares at a price per share of approximately $10.61 in connection with the articles amendment meeting, in each case representing each such redeemed public share’s pro rata portion of the value of the trust account, the total value of the trust account has been reduced significantly, from approximately $132.6 million immediately prior to the extension meeting to approximately $24.2 million as of June 30, 2023.

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

Funds Held Outside of the Trust Account

Prior to our initial business combination, we are using the proceeds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We incurred $478,000 of operating expenses for the quarter ended June 30, 2023. The cash on hand balance in our bank account was $163,000 as of June 30, 2023. We could use a portion of the funds remaining in our bank account outside of the trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into an agreement where we pay for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Because of the costs involved in identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, in connection with the extension, we requested in April 2023 that $450,000 of sponsor/affiliate loans be funded to the sponsor. In May 2023, we drew down $250,000 of that potential $450,000 of loans from the sponsor. On August 1, 2023, we drew down the remaining $200,000 of the $450,000 amount committed by the sponsor. A portion of the $450,000 of loans, in a monthly amount of $40,000 and a potential aggregate amount of $240,000 for the six-month extension period, is being used for contributions to the trust account, in accordance with the sponsor’s commitment to fund the trust account on a monthly basis during the extension period, as we reported on April 11, 2023. The remainder of the $450,000 of sponsor loans will be used as working capital for our activities related to a potential initial business combination. While we anticipate that these $450,000 of loans will suffice for the period leading up to our initial business combination, the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern.

Future Financing Requirements

We will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company following our initial business combination, in part because the funds in our trust account have been reduced significantly due to the redemption of a significant number of public shares in connection with the extension meeting and, to a lesser extent, the articles amendment meeting. The funds in the trust account may be furthermore reduced due to redemptions of additional public shares in connection with the shareholder approval of our initial business combination. Subject to compliance with applicable securities laws, we would only complete an additional financing for the a business combination simultaneously with the completion of the business combination. We cannot assure you that we will be successful in obtaining financing that would facilitate our consummation of an initial business combination.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023 our disclosure controls and procedures were effective.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with our April 20, 2023 extension meeting, 10,185,471 public shares were redeemed at a price per share of approximately $10.48, thereby reducing the total value of the trust account significantly from approximately $132.6 million to approximately $25.8 million, as of May 1, 2023. In connection with our May 30, 2023 articles amendment meeting, an additional 204,178 public shares were redeemed at a price per share of approximately $10.61, thereby reducing the total value of the trust account from approximately $26.2 million to approximately $24.3 million, as of July 24, 2023. If additional public shareholders exercise their redemption rights in connection with a general meeting that we may hold at which our initial business combination would be presented for approval, we may not be able to meet such a minimum cash closing condition and, as a result, would not be able to proceed with the business combination. Over the past year and a half, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of a shareholder meeting that approves an amendment to the articles of the SPAC or the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, may face significant additional redemptions that will jeopardize our ability to successfully consummate a business combination.

In particular, the reduction of the cash in our trust account may cause us to fail to comply with any net tangible asset or cash requirement that may be contained in an agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets or cash to be less than the amount necessary to satisfy such a closing condition, we would not proceed with that redemption of our public shares and the related business combination, and we instead may be forced to search for an alternate business combination, if any, or else cease operations and liquidate the trust account.

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

As described above, the total value of the trust account is approximately $24.3 million as of July 24, 2023. At the time we enter into an agreement for our initial business combination, we may not know how many additional shareholders may exercise their redemption rights in connection with the general meeting at which our initial business combination will be presented for approval. We will therefore need to structure the transaction based on our expectations as to the number of additional shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. If a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or to optimize our capital structure.

We may not remain qualified for continued listing on the Nasdaq Stock Market.

On June 29, 2023, we received a written notice from the Nasdaq Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the MVLS Rule, which requires that we have at least $50 million market value of listed securities for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we will have 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. If compliance is not achieved by December 26, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. At that time, we could appeal the delisting decision to a Nasdaq Hearings Panel.

The combined company resulting from our initial business combination may not qualify for initial listing on the Nasdaq Stock Market.

We will likely need to seek shareholder approval of our initial business combination at a general meeting. In connection with that meeting, as provided in our amended and restated memorandum and articles of association, we will be required to allow our public shareholders to redeem their public shares in advance of the meeting, until two business days prior to the meeting. Given the possibility of additional significant redemptions of shares by public shareholders in connection with that general meeting, we may be at risk of failing to meet the initial listing qualifications for the combined company upon completion of the initial business combination.

More specifically, the combined company resulting from our potential initial business combination may fail to meet the Nasdaq initial listing requirements relating to market value of the listed securities ($50.0 million if the combined company has at least $4.0 million of shareholders’ equity, or $75.0 million if that shareholders’ equity test is not met), unrestricted publicly held shares (1.0 million shares, or 1.1 million shares if the combined company does not have at least $4.0 million of shareholders’ equity), market value of publicly-held shares ($15.0 million, or $20.0 million if the foregoing shareholders’ equity test is not met), and the minimum shareholder requirement (at least 300 round lot holders with at least 150 having positions of at least $2,500, or at least 400 round lot holders with at least 200 having positions of at least $2,500 if the foregoing shareholders’ equity test is not met) after taking into account holders of public shares that properly demand redemption of their public shares for cash.

If the combined company fails to meet the Nasdaq initial listing qualifications upon completion of the shareholder meeting at which our initial business combination would be approved, that may frustrate our ability to successfully consummate our initial business combination, which would cause public shareholders to lose out on the opportunity to invest in a target company and to have to wait until our liquidation to retrieve their investment in our public shares.

We may be unable to obtain— on reasonable terms or at all— additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If, due to excessive redemption requests in connection with a shareholder meeting to approve an initial business combination, the net proceeds available to us in the trust account are insufficient, we may be required to seek additional financing or to abandon a particular business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the course of the last year and a half, with financings often available only on terms that are onerous to the combined company following the business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Under certain circumstances, our public shareholders could receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 28, 2021, the Registration Statements on Form S-1 (File No.’s 333-258042 and 333-260567) relating to our IPO were declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change to the expected use of such proceeds as described in our final prospectus for the IPO.

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

Cactus Acquisition Corp. 1 Limited

Date: August 14, 2023	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)