Form 10-Q
period 2023-09-30
Cactus Acquisition Corp. 1 Ltd
filed 2023-11-14
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

As of November 14, 2023, there were 5,074,870 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “the company,” “our company” and “Cactus” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

●	“articles” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO and were amended on April 25, 2023, May 30, 2023 and November 2, 2023;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“conversion amendment meeting” are to the extraordinary general meeting that was held on May 30, 2023 at which our shareholders approved an amendment to the articles that effectively removed any remaining restrictions from the conversion by the sponsor of the founders shares from Class B ordinary shares into Class A ordinary shares prior to the consummation of our initial business combination;

●	“directors” are to our current directors;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“first extension” are to the six-month extension, to November 2, 2023, of the deadline for our entry into an initial business combination under our articles, which was approved at the first extension meeting;

●	“first extension meeting” are to the extraordinary general meeting in lieu of our 2023 annual general meeting that was held on April 20, 2023 at which we obtained approval for, among other matters, (i) the first extension, and (ii) a related extension of the term of the trust agreement, until November 2, 2023;

●	“founders shares” are to our 3,162,500 Class B ordinary shares, in the aggregate, initially purchased in a private placement (2,875,000 Class B ordinary shares) or received in a share dividend (287,500 Class B ordinary shares), by our sponsor prior to our IPO, and the Class A ordinary shares that have been issued or that remain issuable upon the conversion of those Class B ordinary shares (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our sponsor, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that they will only be considered “public shareholders” with respect to such public shares;

ii

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and public warrants) sold in our initial public offering;

●	“public warrants” are to the redeemable warrants included in the public units sold in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“second extension” are to the twelve-month extension, to November 2, 2024, of the deadline for our entry into an initial business combination under our articles, which was approved at the second extension meeting;

●	“second extension meeting” are to the extraordinary general meeting that was held on November 2, 2023 at which we obtained approval for, among related matters, (i) the second extension, and (ii) a related extension of the term of the trust agreement, until November 2, 2024;

●	“sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

●	“trust account” are to the trust account that we established at Continental Stock Transfer & Trust Company, as trustee, pursuant to the trust agreement, into which proceeds from the IPO and concurrent private placement were deposited.

●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021 and amended as of April 20, 2023 and November 2, 2023, by and between our company and Continental Stock Transfer & Trust Company, as trustee;

●	“warrants” are to the public warrants (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q, including statements in “Part 1- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part II- Item 1A. Risk Factors” in this Quarterly Report and in the 2022 Annual Report. Our securities filings can be accessed on the EDGAR section of the website of the SEC, at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023, AND FOR THE NINE AND THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023, AND FOR THE NINE AND THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2023	2022
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		28	243
Prepaid expenses		26	275
TOTAL CURRENT ASSETS		54	518

NON-CURRENT ASSETS:
Cash held in trust account		24,597	130,893
TOTAL ASSETS		24,651	131,411
Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Accrued expenses		387	130
Sponsor Loan		450	-
Related Party		12	12
TOTAL CURRENT LIABILITIES		849	142

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	4,428	4,428
TOTAL LIABILITIES		5,277	4,570

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 12,650,000 shares at December 31, 2022, at a redemption value of $10.34 per share and 2,260,351 shares $10.88 at September 30, 2023		24,597	130,893

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 3,162,500 issued and outstanding at December 31, 2022 and at September 30, 2023		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid-in capital		-	-
Accumulated deficit		(5,223)	(4,052)
TOTAL CAPITAL DEFICIENCY		(5,223)	(4,052)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		24,651	131,411

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	U.S. dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	316	587	2,405	770
OPERATING EXPENSES	(169)	(184)	(971)	(656)
NET EARNING FOR THE PERIOD	147	403	1,434	114

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	2,260,351	12,650,000	6,720,506	12,650,000
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 5	0.16	0.03	0.32	0.02

WEIGHTED AVERAGE OF CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED LOSS PER CLASS B ORDINARY SHARE, see Note 5	(0.22)	(0.01)	(0.07)	(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JANUARY 1, 2023:	3,162,500	*	-	(4,052)	(4,052)
Subsequent accretion of Class A common stock subject to redemption amount as of September 30, 2023			(184)	(2,605)	(2,789)
Sponsor surrender of 115,000 class B common stock			184		184
Net earnings for the period				1,434	1,434
BALANCE AT SEPTEMBER 30, 2023	3,162,500	*	-	(5,223)	(5,223)

BALANCE AT JANUARY 1, 2022-	3,162,500	*	-	(3,083)	(3,083)
Subsequent accretion of Class A common stock subject to redemption amount as of September 30, 2022)				(772)	(772)
Net loss for the period	-	-	-	114	114
BALANCE AT SEPTEMBER 30, 2022	3,162,500	*	-	(3,741)	(3,741)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JULY 1, 2023-	3,162,500	*	-	(4,935)	(4,935)
Subsequent accretion of Class A common stock subject to redemption amount as of September 30, 2023				(435)	(435)
Net earnings for the period				147	147
BALANCE AT SEPTEMBER 30, 2023	3,162,500	*	-	(5,223)	(5,223)

BALANCE AT JULY 1, 2022-	3,162,500	*	-	(3,557)	(3,557)
Subsequent accretion of Class A common stock subject to redemption amount as of September 30, 2022				(587)	(587)
Net loss for the period				403	403
BALANCE AT SEPTEMBER 30, 2022	3,162,500	*	-	(3,741)	(3,741)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earning for the period	1,434	114
Changes in operating assets and liabilities:
Decrease in prepaid expenses	249	249
Increase (decrease) in accrued expenses	257	(104)
Net cash provided by (used in) operating activities	1,940	259

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A Ordinary share	(108,901)	-
Proceeds from sponsor loan	450	-
Net cash provided by financing activities	(108,451)	-

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	(106,511)	259
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	131,136	130,007
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	24,625	130,266

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	28	464
Cash held in trust account	24,597	129,802
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	24,625	130,266

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

a.	Organization and General

Cactus Acquisition Corp. 1 Limited (the “Company”) is a blank check company, incorporated on April 19, 2021 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”).

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

All activity for the period from inception through September 30, 2023 relates to the Company’s formation, its initial public offering (the “Public Offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the Private Placement (as defined below in Note 3).

b.	Sponsor and Financing

The Company’s sponsor is Cactus Healthcare Management LP, a Delaware limited partnership (the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Public Offering- the sale of 12,650,000 Units - closed on November 2, 2021. Upon that closing $129.03 million was placed in a trust account (the “Trust Account”) (see also note 1(c) below). Out of the $129.03 million placed in the Trust Account, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option and an additional $2.53 million was invested by the Company’s Sponsor for the benefit of the public to preserve a redemption value of $10.20. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement. See also Note 6.

c.	The Trust Account

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Public Offering held outside the Trust Account.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - GENERAL (continued):

d.	Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account). There is no assurance that the Company will be able to successfully consummate a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will provide its public shareholders the opportunity to redeem all or a portion of their shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000 thousand following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two days prior to the general meeting or commencement of the Company’s tender offer, including interest but less taxes payable. As a result, the Company’s Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On April 20, 2023 the Company extended the date by which the Company has to consummate a Business Combination from May 2, 2023 to November 2, 2023, and on November 2, 2023, the Company further extended that deadline from November 2, 2023 to November 2, 2024 (the “Mandatory Liquidation Date”). If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete a Business Combination before the Mandatory Liquidation Date.

Concurrently with the initial extension of the Mandatory Liquidation Date, in order to finance the requested extension and continued operations, the Company requested that the $450 thousand promissory note (see note 6) with the Sponsors be funded. The Company drew down $250 thousand of the $450 thousand in May 2023 and the remaining $200 thousand in August 2023. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete a Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company fail to obtain financial support in its search for a Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date. In November 2023, Company signed a convertible promissory note under which it can borrow up to a $120 thousand principal amount from the Sponsor, for which funding will be provided by the three primary limited partners ($40 thousand each). The full amount of the $120 thousand promissory note was received by the Company in November, 2023. See also Notes 6 and 8.

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

g.	Extension Amendment / Conversion Amendment Shareholder Meetings

On April 20, 2023, the Company held an extraordinary general meeting in lieu of its 2023 annual general meeting (the “First Extension Meeting”). In connection with the First Extension Meeting, the Company and its Sponsor (see Note 1 b.), entered into non-redemption agreements (the “NRAs”) with several unaffiliated third parties (“Non-Redeeming Shareholders”). Pursuant to the NRAs, the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares of the Company related to the shareholder vote on the Extension Amendment Proposal (the “First Extension”), which, upon approval, extended the Mandatory Liquidation Date from May 2, 2023 to November 2, 2023.

In exchange for the foregoing commitment, the Sponsor agreed to transfer an aggregate of 100,000 Class B ordinary shares of the Company (which were convertible into Class A ordinary shares) (“founders shares”) held by the Sponsor to the Non-Redeeming Shareholders immediately following, and subject to, consummation of an initial business combination. The number of founders shares transferable by the Sponsor to the Non-Redeeming Shareholders was subject to potential increase if the number of Class A ordinary shares that were not redeemed in connection with the First Extension Meeting exceeded 2,000,000. Since 2,464,528 Class A ordinary shares were not redeemed, an additional 30,000 founders shares are due to the Non-Redeeming Shareholders.

The transfer of the founders shares to the Non-Redeeming Shareholders was furthermore conditioned upon Cactus’ fulfilling the continued or initial listing requirements for listing on the Nasdaq Global Market following the First Extension Meeting.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - GENERAL (continued):

At the First Extension Meeting, the Company’s shareholders approved the Extension Amendment Proposal, and 10,185,471 Class A ordinary shares were redeemed in connection with the First Extension, resulting in 2,464,529 Class A ordinary shares outstanding. Accordingly, on May 1, 2023, $106,733,855 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

In addition, in connection with the shareholders’ approval of the First Extension, the Sponsor and the Company committed to contribute up to $240,000 to the Company’s Trust Account, consisting of $40,000 on or before May 2, 2023, and $40,000 on or before the 2nd day of each subsequent calendar month until (but excluding) November 2, 2023 or such earlier date on which (a) the Company’s board of directors determines to liquidate the Company or (b) an initial business combination is completed. These contributions were funded from the $450 thousand loaned by the Sponsor under the Promissory Note (see Note 6).

On May 30, 2023, the Company held an extraordinary general meeting of the Company (the “Conversion Amendment Meeting”). At the Conversion Amendment Meeting, the Company’s shareholders approved, by way of special resolution, a proposal to amend the Articles to provide that the existing restriction under the Articles that prevents the issuance of additional shares that would vote together with the publicly held Class A ordinary shares on a proposal to approve the Company’s initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from the Company’s trust account (the “Conversion Amendment Proposal”). The requisite voting majority was achieved, and 204,178 Class A ordinary shares were redeemed in connection with the approval of the Conversion Amendment Proposal, resulting in 2,260,351 Class A ordinary shares remaining outstanding after the Conversion Amendment Meeting. Accordingly, on June 15, 2023, $2,167,226 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

Since an additional 204,178 Class A ordinary shares were redeemed at the May 30, 2023 Meeting, the additional 30,000 founders shares referenced above as due to the Non-Redeeming Shareholders, was reduced to 15,000, for a total of 115,000. The 115,000 founders shares due to the Non-Redeeming Shareholders have an implied value of $1.60 per share, or an aggregate of $184,000. The $184,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $10.70 and assigning a probability of acquisition of 15%. This $184,000 value consideration is reflected in the shareholders equity section of the financial statements.

As described in Note 8 below, following September 30, 2023, on November 2, 2023, the Company held an extraordinary general meeting (the “Second Extension Meeting”), at which the Company’s shareholders voted to approve the extension of the Mandatory Liquidation Date from November 2, 2023 to November 2, 2024 (the “Second Extension”). A total of 347,980 Class A ordinary shares were redeemed in connection with the Second Extension, resulting in 5,074,870 Class A ordinary shares outstanding, consisting of 1,912,371 publicly-held Class A ordinary shares and 3,162,499 founders shares (which had been converted by the Sponsor into Class A ordinary shares from Class B ordinary shares on October 24, 2023). Accordingly, on November 10, 2023, $3,813,082 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - GENERAL (continued):

h.	Nasdaq Deficiency Notices

On June 29, 2023, the Company received a written notice (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to have at least $50 million market value of listed securities (the “MVLS”) for continued listing on the Nasdaq Global Market. The MVLS Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the MVLS Notice states that the Company has 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. The MVLS Notice states that if at any time before December 26, 2023, the Company’s MVLS closes at $50 million or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that the Company has regained compliance with the MVLS Rule.

If compliance is not achieved by December 26, 2023, the Company expects that Nasdaq would provide written notification to the Company that its securities are subject to delisting. At that time, the Company could appeal the delisting decision to a Nasdaq Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the MVLS Rule..

On September 8, 2023, the Company, received an additional written notice (the “Total Holders Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the Total Holders Notice stated that the Company had 45 calendar days, or until October 23, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

As described in Note 8 below, following September 30, 2023, on October 23, 2023, the Company submitted a plan to regain compliance with the Minimum Total Holders Rule. Nasdaq has accepted the Company’s plan, and in doing so Nasdaq granted the Company an extension until March 6, 2024 to evidence compliance with the Minimum Total Holders Rule. The Company is monitoring the number of holders of its Class A ordinary shares and will consider options available to it to potentially achieve compliance.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (–“U.S. GAAP”) and the regulations of the Securities Exchange Commission (the “SEC”). The significant accounting policies used in the preparation of the financial statements are as follows:

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.

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

NOTE 3 - PUBLIC OFFERING

In the Public Offering, the Company issued and sold 12,650,000 units at an offering price of $10.00 per unit (the “Units”). Concurrently with the Public Offering, the Sponsor purchased from the Company, in a private placement, an aggregate of 4,866,667 Private Warrants (as defined below) at a price of $1.50 per Private Warrant, for approximately $7,300,000 in the aggregate (the “Private Placement”).

Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share (each, a “Warrant” and, collectively, the “Warrants”). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Company’s Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption (only in the case of the Warrants sold in the Public Offering, or the “Public Warrants”) or liquidation.

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

The Warrants sold in the Private Placement (the “Private Warrants”) are identical to the Public Warrants except that the Private Warrants, for so long as they are held by the Sponsor or its respective affiliates: (1) will not be redeemable by the Company; (2) may not (including the Class A ordinary shares issuable upon exercise of those warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s Business Combination; (3) they (including the Class A ordinary shares issuable upon exercise thereof) are entitled to registration rights with respect to the resale thereof.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 for more information regarding an additional fee payable to the underwriters upon the consummation of a Business Combination.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 4 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. See Note 3 above for further information regarding those share issuances.

Pursuant to the Public Offering, the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500 thousand in the Public Offering. The initial 12,650,000 amount was reduced by redemptions of 10,389,649. See Note 1e and 1g above for further information regarding share issuances and redemptions. As of September 30, 2023, the Company had 2,260,351 Class A ordinary shares outstanding. See Note 8 below concerning additional redemptions of Class A ordinary shares after the date of these financial statements.

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14, 2022 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each to the Sponsor for a total consideration of $25 thousand. In October 2022, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

In connection with the First Extension Amendment (see note 1g above), the Sponsor agreed to transfer, based on certain conditions and events, an aggregate of 100,000 Class B ordinary shares of the Company held by the Sponsor to the Non-Redeeming Shareholders. The Company estimated the fair value of this benefit provided by the Sponsor to the non-redeeming shareholders through equity. In addition, it recognized an increase to the earning and loss per share of the Class A shares and Class B shares, respectively.

As of September 30, 2023, the Company had 3,162,500 Class B ordinary shares outstanding. On October 24, 2023, the Sponsor converted 3,162,499 of the 3,162,500 Class B ordinary shares into Class A ordinary shares leaving only one Class B ordinary share outstanding, See Notes 1e, 1g and 8 for further information.

b.	Preferred Shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of September 30, 2023, the Company has no Preference shares issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 – EARNINGS (LOSS) PER SHARE:

a.	Basic

As of September 30, 2023, and 2022 the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	U.S. dollars in thousands (except share data)

Net earnings (loss) for the period	147	403	1,434	114
Less - interest earned on marketable securities held in trust account	316	587	2,405	770
Net loss excluding interest	(169)	(184)	(971)	(656)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(70)	(149)	(660)	(525)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	436	587	2,789	770
	366	438	2,129	245
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	2,260,351	12,650,000	6,720,506	12,650,000
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.16	0.03	0.32	0.02

Class B ordinary shares:
Numerator:
Net loss excluding interest	(99)	(35)	(311)	(131)
Accretion	(120)	-	(384	-
	(219)	(35)	(695)	(131)

Denominator:
Weighted average of Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	3,162,500
Basic and diluted loss per Class B ordinary share	(0.22)	(0.01)	(0.07)	(0.04)

b.	Diluted

As of September 30, 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Administrative Services Agreement

On May 21, 2021, the Company signed an agreement with the Sponsor, under which the Company pays the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the IPO and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation.

Promissory note

On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from the Sponsor, for which funding will be provided by the three primary limited partners ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering. See Note 1e for further information.

In March 2023, the Company requested of the Sponsor that the $450 thousand promissory note be funded. The Company drew down $250 thousand of the $450 thousand promissory note in May 2023. In August 2023, the remaining $200 thousand of the promissory note was funded.

See Note 8 for information concerning an additional promissory note issued by the Company to the Sponsor.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of September 30, 2023 as management has deemed the consummation of a Business Combination to be probable.

NOTE 8 - SUBSEQUENT EVENTS

On October 7, 2023, terrorists from Hamas, a U.S. designated foreign terrorist organization, infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Since the Company’s primary target for a business combination is an Israeli based company, the current armed conflict in Israel and the Gaza Strip could have a material adverse impact on the Company’s ability to find, attract and procure funding for a business combination with a company with operations in Israel.

On October 23, 2023, the Company submitted a plan to regain compliance with the Minimum Total Holders Rule. On November 9, 2023 Nasdaq accepted the Company’s plan, and in doing so Nasdaq granted the Company an extension until March 6, 2024 to evidence compliance with the Minimum Total Holders Rule. The Company is monitoring the number of holders of its Class A ordinary shares and will consider options available to it to potentially achieve compliance.

On October 24, 2023, the Sponsor converted 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares, leaving only one Class B ordinary share outstanding.

On November 2, 2023, the Company held an extraordinary general meeting (the “Second Extension Meeting”), at which the Company’s shareholders voted to approve the Second Extension, which extended the Mandatory Liquidation Date from November 2, 2023 to November 2, 2024. A total of 347,980 Class A ordinary shares were redeemed in connection with the Second Extension, resulting in 5,074,870 Class A ordinary shares outstanding, consisting of 1,912,371 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 10, 2023, $3,813,082 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

In connection with the Second Extension Meeting, the Company and its Sponsor (see Note 1 b.), entered into non-redemption agreements (the “NRAs”) with several unaffiliated third parties (“Non-Redeeming Shareholders”). Pursuant to the NRAs, the Non-Redeeming Shareholders agreed not to redeem an aggregate of 1,849,900 Class A ordinary shares of the Company related to the shareholder vote on the Second Extension.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 8 - SUBSEQUENT EVENTS (continued):

In exchange for the foregoing commitment, the Sponsor agreed to transfer an aggregate of 184,990 founders shares (which were converted from Class B ordinary shares to Class A ordinary shares) held by the Sponsor to the Non-Redeeming Shareholders immediately following, and subject to, consummation of a business combination. The number of founders shares transferable by the Sponsor to the Non-Redeeming Shareholders was to be subject to increase if the number of publicly-held Class A ordinary shares that were not redeemed in connection with the Second Extension Meeting was to exceed 2,000,000. Since 1,912,371 publicly-held Class A ordinary shares were not redeemed, no additional founders shares are due to the Non-Redeeming Shareholders.

The transfer of the founders shares to the Non-Redeeming Shareholders was furthermore conditioned upon Cactus’ fulfilling the continued or initial listing requirements for listing on the Nasdaq Global Market following the Second Extension Meeting (subject to Cactus’ ability to cure listing deficiencies about which it had received notice from Nasdaq).

In addition to transfer of founders shares, the Sponsor and the Company committed, in connection with the shareholders’ approval of the Second Extension, to contribute to the Company’s Trust Account, on a monthly basis throughout the Second Extension period, the lesser of (i) $20,000 and (ii) $0.01 per publicly-held Class A ordinary share multiplied by the number of publicly-held Class A ordinary shares outstanding. Monthly contributions are to be made on the 15th day of each calendar month during the Second Extension, beginning in November 2023 and until (but not including) November 2024. Given the 1,912,371 publicly-held Class A ordinary shares that were not redeemed, the contributions over the course of the twelve-month Second Extension period are expected to amount to approximately $19,124 per month, or up to $229,485 in the aggregate. The Sponsor contributions will cease on such earlier date on which (a) the Company’s board of directors determines to liquidate the Company or (b) a Business Combination is completed. These contributions are expected to be funded, in part, by the Sponsor under the below-described promissory note issued by the Company to the Sponsor, and if operations continue, from future promissory notes.

On November 8, 2023, the Company issued a convertible promissory note to the Sponsor under which the Company can borrow up to a $120 thousand principal amount from the Sponsor or its registered assigns or successors in interest (the “Payee”), which will be funded equally by the primary three limited partners of the Sponsor ($40,000 each). The Company shall draw amounts under the promissory note to fund costs and expenses related to its operations and the Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination (such earlier date, the “Maturity Date”). In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share and will otherwise be identical to the Private Warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering. See Note 3 for further information.

On November 8, 2023, the Company requested of the Sponsor that the full amount of the $120 thousand promissory note be funded. The requested amount of $120 thousand was received by the Company on November 13, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes as of, and for the quarter and nine months ended, September 30, 2023 appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2022, included in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in our 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate and pay for our initial business combination by using any or all of the following: (i) remaining cash from the proceeds of our initial public offering and the private placement of the private warrants; (ii) our shares; (iii) additional equity financing, such as a private placement (a PIPE), or (iv) debt financing.

The issuance of additional ordinary shares in a business combination (by our company, or by a target company that will serve as the public company following the business combination and in which our shareholders may possess an equity interest):

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	may have the effect of delaying or preventing a change of control of the combined company by diluting the share ownership or voting rights of a person seeking to obtain control of the combined company; and

●	may adversely affect prevailing market prices for the combined company’s Class A ordinary shares and/or warrants.

Similarly, if we or the target company issue(s) debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on the combined company’s assets if its operating revenues after an initial business combination are insufficient to repay its debt obligations;

●	acceleration of the combined company’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the combined company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the combined company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is issued and outstanding;

●	the combined company’s inability to pay dividends on its Class A ordinary shares;

●	the combined company’s using a substantial portion of its cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on its ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the combined company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the combined company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors which have less debt.

As indicated in the accompanying financial statements, at September 30, 2023, we had $28,000 of cash and $795,000 of negative working capital. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position since the September 30, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Recent Developments

Second Extension Meeting

On November 2, 2023, we held the second extension meeting, which was an extraordinary general meeting. At the second extension meeting, our shareholders approved, among other matters: (i) the second extension, which extended the date under our articles by which we need to consummate a business combination from November 2, 2023 to November 2, 2024 or such earlier date as may be determined by our board of directors in its sole discretion; and (ii) an amendment to the trust agreement that extended the date by which we would be required to consummate a business combination to correspond to the second extension under our articles (i.e., until November 2, 2024, or such earlier date as may be determined by our board of directors in its sole discretion).

In connection with the shareholders’ approval of the second extension, the sponsor committed to contributing to the trust account, on the 15th day of each calendar month of the second extension, as amount equal to the lesser of (x) $20,000 and (y) $0.01 per publicly-held Class A ordinary share, multiplied by the number of publicly-held Class A ordinary shares outstanding, beginning in November 2023, and until (but not including) November 2024. The contributions will cease at the conclusion of the twelve-month period or on such earlier date on which (a) our board of directors determines to liquidate the company or (b) an initial business combination is completed. These contributions will be funded by the sponsor pursuant to one or more new promissory notes. We have issued the first such promissory note, dated November 8, 2023, in a principal amount of $120,000, to the sponsor. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. The note may not be repaid by us from funds in our trust account, and the sponsor has waived its right to any potential claim against those funds. Unpaid principal amounts outstanding under the note may be converted by the sponsor into warrants to purchase our Class A ordinary shares, at a conversion price of $1.50 per warrant. Each such warrant would have an exercise price of $11.50 per underlying share of the company and would otherwise be identical to the private warrants sold by us to the sponsor concurrently with our initial public offering. The promissory note was funded equally by the primary three limited partners of the sponsor ($40,000 each) on November 13, 2024.

Also in connection with the second extension meeting, we and our sponsor entered into non-redemption agreements with several unaffiliated third parties. Pursuant to the non-redemption agreements, the non-redeeming shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 1,849,900 Class A ordinary shares related to the shareholder vote at the second extension meeting. In exchange for the foregoing commitments, the sponsor agreed to transfer an aggregate of 184,990 founders shares to the non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination. The number of founders shares transferable by the sponsor to the non-redeeming shareholders was to be subject to increase if the number of publicly-held Class A ordinary shares that were not redeemed in connection with the second extension meeting was to exceed 2,000,000. Since 1,912,371 publicly-held Class A ordinary shares were not redeemed, no additional founders shares are potentially due to the non-redeeming shareholders. A total of 347,980 Class A ordinary shares were redeemed in connection with the vote on the second extension, resulting in 5,074,871 outstanding ordinary shares following the second extension meeting, consisting of 1,912,371 publicly-held Class A ordinary shares and 3,162,499 founders shares that are Class A ordinary shares, and one Class B ordinary share.

Nasdaq Deficiency Notices

MVLS Deficiency Notice and Sponsor Conversion of Founders Shares

On June 29, 2023, we received a written notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires us to have at least $50 million market value of listed securities (the “MVLS”) for continued listing on the Nasdaq Global Market. The notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Global Market.

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

On October 24, 2023, our sponsor converted 3,162,499 founders shares from Class B ordinary shares to Class A ordinary shares. This conversion was enabled by the approval by our shareholders at the conversion amendment meeting of an amendment to our articles that effectively removed any remaining restrictions from the conversion by the sponsor of the founders shares into Class A ordinary shares at any time, even prior to the consummation of our initial business combination. This conversion is expected to increase the market value of our listed securities and could help us to regain compliance with the MVLS Rule before the December 26, 2023 deadline.

Minimum Total Holders Deficiency Notice

On September 8, 2023, we received a written notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), this notice gave us 45 calendar days, or until October 23, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

On October 23, 2023, we submitted a plan to regain compliance with the Minimum Total Holders Rule. Nasdaq accepted our plan on November 9, 2023, and in doing so, has granted us an extension of up until March 6, 2024 to evidence compliance with the Minimum Total Holders Rule. We are monitoring the number of holders of our Class A ordinary shares and will consider options available to us to potentially regain compliance.

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

Sponsor Fundings

Prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note. After having borrowed the full $300,000 under that promissory note, we repaid that amount upon the closing of our initial public offering, and as of September 30, 2023, no amounts remained outstanding under that note.

In order to fund potential working capital deficiencies or finance transaction costs in connection with our intended initial business combination, our sponsor, together with its three primary limited partners (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), committed to funding us, in an equivalent manner among the sponsors, an aggregate, up to $450,000, as may be required by us. That funding commitment was evidenced by a promissory note in an amount of $450,000, dated March 16, 2022, that we issued to the sponsor. In April 2023, in connection with the approval of the first extension at the first extension meeting and the sponsor’s commitment to contribute funds to the trust account during the period of the first extension, and in light of our need for additional working capital for the period of that extension, we requested that the full $450,000 amount available under the sponsor/affiliate loan commitment be funded to the sponsor by its three primary limited partners. Following that funding, in May 2023, we drew down $250,000 of that $450,000 amount from the sponsor. In August 2023, we drew down the remaining $200,000 of the $450,000 amount committed by the sponsor. In connection with our shareholders’ approval of the second extension at the second extension meeting in November 2023 and the sponsor’s commitment to contribute funds to the trust account during the period of the second extension, our sponsor, together with its three primary limited partners, agreed to lend us up to an additional $120,000, as may be required by us. That additional funding commitment was evidenced by a promissory note in an amount of $120,000, dated November 8, 2023, that we issued to the sponsor. The full $120,000 under the note was funded on November 13, 2023 (each of the three primary limited partners of the sponsor funded $40,000).

If we complete our initial business combination, we would repay the loaned amounts under the notes issued to our sponsor. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. As an alternative to repayment in connection with our initial business combination, the sponsor, at its option, may convert outstanding amounts under the two promissory notes (and up to $1,500,000 of potential loans that it or its affiliates may provide to us, in the aggregate) into warrants to purchase our Class A ordinary shares at a price of $1.50 per warrant. The warrants would be exercisable at a price of $11.50 per Class A ordinary share and would be identical to the private warrants issued to our sponsor.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Investments Held in Trust Account

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

As a result of the redemption of (i) 10,185,471 public shares at a price per share of approximately $10.48 in connection with the first extension meeting and (ii) 204,178 public shares at a price per share of approximately $10.61 in connection with the conversion amendment meeting, in each case representing each such redeemed public share’s pro rata portion of the value of the trust account, the total value of the trust account has been reduced significantly, from approximately $132.6 million immediately prior to the first extension meeting to approximately $24.6 million as of September 30, 2023. Furthermore, the redemption of 347,980 additional public shares at a price per share of approximately $10.96 in connection with the second extension meeting, on November 8, 2023, has further reduced the balance of investments in the trust account by an additional $3.8 million, to approximately $21.0 million.

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

Funds Held Outside of the Trust Account

Initially, $1,112,000 of proceeds from the IPO and concurrent private placement was placed into our bank account outside of the trust account. Prior to our initial business combination, we are using the proceeds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We incurred $169 thousand of operating expenses for the quarter ended September 30, 2023. The cash on hand balance in our bank account was $28,000 as of September 30, 2023. We could use a portion of the funds remaining in our bank account outside of the trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into an agreement where we pay for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Future Financing Requirements

While we anticipate that the existing loans from our sponsor (described under “Sponsor Fundings” above) will suffice for the period leading up to our initial business combination, the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern.

We will likely need to obtain additional financing (either by issuing additional securities or incurring debt) to operate the combined company following our initial business combination, in part because the funds in our trust account have been reduced significantly due to the redemption of a significant number of public shares in connection with the extension meeting and, to a lesser extent, the conversion amendment meeting and second extension meeting. The funds in the trust account may be furthermore reduced due to redemptions of additional public shares in connection with the shareholder approval of our initial business combination. Subject to compliance with applicable securities laws, we would only complete an additional financing for the a business combination simultaneously with the completion of the business combination. We cannot assure you that we will be successful in obtaining financing that would facilitate our consummation of an initial business combination.

Critical Accounting Estimates

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds from our initial public offering and the sale of the private warrants held in the trust account, after reduction for payments made for the redemption of a portion of the public shares in connection with the first extension meeting, conversion amendment meeting and second extension meeting, are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our certifying officers, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2023 our disclosure controls and procedures were effective.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We may not be able to complete a business combination by November 2, 2024, in which case, to the extent we do not obtain any further extension, we would cease all operations except for the purpose of winding up and we would redeem our remaining outstanding publicly-held Class A ordinary shares and liquidate and dissolve.

We may not be able to complete a business combination by November 2, 2024. Our ability to complete an initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, in our 2022 Annual Report, and in other reports that we file with the SEC. If we have not completed our initial business combination prior to November 2, 2024, and we do not seek any further extension, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds in the trust account and not previously released to the company (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board, liquidate and dissolve, subject in each case to our obligations under Cayman Island law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

Additionally, we are required to offer shareholders the opportunity to redeem shares in connection with, if needed, any additional extensions, and we will be required to offer shareholders redemption rights again in connection with any shareholder vote to approve an initial business combination. It is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our public shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that public shareholders will be able to dispose of our shares at favorable prices, or at all.

Additional extensions beyond November 2, 2024 may be required, which may subject us and our shareholders to additional risks and contingencies that would make it more challenging for us to complete an initial business combination.

Our public shareholders’ exercise of redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our remaining public shareholders would have to wait for liquidation in order to redeem their shares.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with our April 20, 2023 first extension meeting, 10,185,471 public shares were redeemed at a price per share of approximately $10.48, thereby reducing the total value of the trust account significantly from approximately $132.6 million to approximately $25.8 million, as of May 1, 2023. In connection with our May 30, 2023 conversion amendment meeting, an additional 204,178 public shares were redeemed at a price per share of approximately $10.61, thereby reducing the total value of the trust account from approximately $26.2 million to approximately $24.6 million as of September 30, 2023. The redemption of 347,980 additional shares in connection with our November 2, 2023 second extension meeting further reduced the value of the trust account to approximately $21.0 million. If additional public shareholders exercise their redemption rights in connection with a general meeting that we may hold at which our initial business combination would be presented for approval, we may not be able to meet such a minimum cash closing condition and, as a result, would not be able to proceed with the business combination. Over the past year and a half, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of a shareholder meeting that approves an initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, may face significant additional redemptions that will jeopardize our ability to successfully consummate a business combination.

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

As described above, the total value of the trust account was approximately $24.6 million as of September 30, 2023. At the time we enter into an agreement for our initial business combination, we may not know how many additional shareholders may exercise their redemption rights in connection with the general meeting at which our initial business combination will be presented for approval. We will therefore need to structure the transaction based on our expectations as to the number of additional shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. If a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or to optimize our capital structure.

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in its securities and subject our shares to additional trading restrictions.

On June 29, 2023, we received a written notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with the MVLS Rule, which requires that we have at least $50 million market value of listed securities for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we will have 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. If compliance is not achieved by December 26, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. At that time, we could appeal the delisting decision to a Nasdaq Hearings Panel.

In addition, on September 8, 2023, we received a written notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with the Minimum Total Holders Rule. The notice stated that we had 45 calendar days, or until October 23, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. We were unable to regain compliance by that date and therefore submitted a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. Nasdaq has accepted our plan, and has therefore granted us an extension until March 6, 2024 to evidence compliance with the Minimum Total Holders Rule.

We cannot assure you that we will be able to regain compliance with the MVLS Rule and Minimum Total Holders Rule. Our failure to meet these requirements would result in our securities being delisted from Nasdaq.

We and the holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq due to non-compliance with either of the above rules. In particular:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

If we do not complete a business combination by November 2, 2024, you may not benefit from leaving your investment in the trust account and not electing to redeem your public shares.

Under the articles, if a business combination is not completed by November 2, 2024, which is three years from the closing of our IPO, Cactus is to be liquidated and the proceeds in the trust account paid to Cactus’ public shareholders, subject to any right of creditors in the trust account. In that case, any business combination agreement to which we may be party at the time will be terminated. Any extension of that date requires approval by our shareholders and, in seeking such approval, would be required to offer our shareholders the right to have their Class A ordinary shares redeemed. It is possible that all, or a significant percentage of the public shareholders will exercise their redemption rights, even if the sponsor agrees to make a payment to the trust account to discourage redemption.

In addition to other factors which would cause a public shareholder to redeem his, her or its Class A ordinary shares, the SEC’s approach that may treat a SPAC such as ours as an investment company under the Investment Company Act may provide a reason for shareholders to exercise their redemption right rather than extend the date by which a business combination must be completed. The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may instruct Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash or in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. Any such decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash or in an interest-bearing demand deposit account would thereby reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of Cactus. As of the date of this report, we have not yet made any such determination to liquidate the securities held in the trust account.

The combined company resulting from our initial business combination may not qualify for initial listing on the Nasdaq Stock Market.

We will likely need to seek shareholder approval of our initial business combination at a general meeting. In connection with that meeting, as provided in our articles, we will be required to allow our public shareholders to redeem their public shares in advance of the meeting, until two business days prior to the meeting. Given the possibility of additional significant redemptions of shares by public shareholders in connection with that general meeting, we may be at risk of failing to meet the initial listing qualifications for the combined company upon completion of the initial business combination.

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

If, due to excessive redemption requests in connection with a shareholder meeting to approve an initial business combination, the net proceeds available to us in the trust account are insufficient, we may be required to seek additional financing or to abandon a particular business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the course of the last year and a half, with financings often available only on terms that are onerous to the combined company following the business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Under certain circumstances, our public shareholders could receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors in our 2022 Annual Report.

Our search for an initial business combination opportunity with a technology-oriented healthcare business located in or connected to Israel may be subject to a variety of additional risks that may negatively impact either the search process and/or the operations of the combined company.

Because we seek an initial business combination with a company that is located in Israel or that has a significant Israeli connection, we may face additional burdens in investigating, agreeing to and completing our initial business combination, and if we effect such business combination, we could be subject to a variety of additional risks that may negatively impact our operations.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the business and operations on any target company with which we may combine, and on Israel’s economy in general. These events may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on our ability to effectively complete our business combination process, or on the operations of an Israel-centered healthcare target company with which we may combine.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our executives and board members live in Israel, and employees of a target company with which we may combine may be located in Israel, and may have been called, or will be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be unavailable for extended periods of time. Our business combination search and the operations of our potential target company may be disrupted by such absences, which may materially and adversely affect our ability to complete a business combination before the Articles Extension Date and/or the operations of our potential target company. Additionally, the absence of employees of a target company’s Israeli suppliers and/or contract manufacturers due to military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may materially and adversely affect our target company’s ability to deliver or provide products and services to customers.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete our initial business combination by November 2, 2024, or, if we complete such initial business combination in time, our operations might suffer, which may adversely impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 28, 2021, the Registration Statements on Form S-1 (File No.’s 333-258042 and 333-260567) relating to our IPO were declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change to the expected use of such proceeds as described in our final prospectus for the IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note, dated November 8, 2023, issued by the Registrant to Cactus Healthcare Management LP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cactus Acquisition Corp. 1 Limited

Date: November 14, 2023	/s/ Ofer Gonen
	Name:	Ofer Gonen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2023	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)