Form 10-K
period 2023-12-31
Cactus Acquisition Corp. 1 Ltd
filed 2024-04-15
CIK 1865861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number 001-40981

Cactus Acquisition Corp. 1 Ltd
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
common equity held by
non-affiliates
of the Registrant on June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), based on the closing price of $10.59 for the Registrant’s Class A ordinary shares, as reported by the Nasdaq Stock Market, was $23,937,117.
As of April 12, 2024, 5,074,870 Class A ordinary shares, par value $0.0001 per share, and 1Class B ordinary share, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

CACTUS ACQUISITION CORP. 1 LTD.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

•	“administrative support services agreement” are to the administrative support services agreement between us and the original sponsor dated as of May 21, 2021;

•	“administrative services agreement termination” are to the administrative services agreement termination agreement between us and the original sponsor dated as of May 21, 2021;

•

“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, which went into effect upon the completion of our IPO and were amended on May 30, 2023;

•

“articles amendment meeting” are to the extraordinary general meeting held on May 30, 2023 at which we sought approval to amend our amended and restated memorandum and articles of association to provide that the existing restriction that prevents the issuance of additional shares that would vote together with the publicly held Class A ordinary shares on a proposal to approve our initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account;

•	“Board” our board of directors from time to time;

•	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•	“CFIUS” are to Committee on Foreign Investment in the United States;

•	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

•	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

•

“combination period” are to the 30-month period from the closing of the IPO to November 2, 2024 (or such earlier date as determined by the Board) reflecting the first extension and the second extension, that we have to consummate an initial business combination; provided that the combination period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;

•	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

•

“deferred underwriting fee waivers” are to the waivers from the representatives of the underwriters of the IPO, with respect to the underwriters’ respective entitlement to the payment of any deferred underwriting commissions in respect of the IPO;

•	“directors” are to our current directors;

•	“Energi” are to Energi Holding Limited;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

•	“first extension” are to the extension, to November 2, 2023, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;

•

“first extension meeting” are to the extraordinary general meeting in lieu of our 2023 annual general meeting held on April 20, 2023 at which we sought approval for, among related matters, (i) the first extension and (ii) a related extension of the term of the trust agreement until November 2, 2023;

•	“first extension non-redeeming shareholders” are to the several unaffiliated third party shareholders with whom we and the original sponsor entered into the first NRAs;

•	“first NRAs” are to the non-redemption agreements entered into with the first extension non-redeeming shareholders in connection with the first extension;

•

“founders shares” are to our 3,162,499 Class A ordinary shares and 1 Class B ordinary share, in the aggregate, initially purchased in the form of Class B ordinary shares in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our original sponsor prior to our IPO, and the 1 Class A ordinary shares that will be issued upon the automatic conversion of those the remaining 1 Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“founder share conversion” are to the conversion by our original sponsor 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares on October 24, 2023;

•	“head of agreement” are to the non-binding heads of agreement with Tembo regarding a potential business combination transaction;

•	“IFRS” are to international financing reporting standards as issued by the International Accounting Standards Board;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;

•	“IPO promissory note” are to the promissory note issued by us to our original sponsor on May 24, 2021, which was repaid on November 2, 2021;

•	“IRS” are to the U.S. Internal Revenue Service

•	“JOBS Act” are to Jumpstart Our Business Startups (JOBS) Act of 2012;

•

“letter agreement” are to the letter agreement entered into between us and our original sponsor, the other initial shareholders, directors and officers on or prior to the date of our IPO, the form of which was filed as an exhibit to the registration statement for our IPO;

•	“letter agreement waiver” are to the agreement by which we waived the transfer restrictions applicable to the sponsor transferred securities dated February 15, 2024;

•	“management” or our “management team” are to our officers and directors;

•	“note termination agreement” are to the note termination agreement, dated February 15, 2024, by and between us and our original sponsor;

•	“original sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;

•	“other initial shareholders” are to holders of our founder shares prior to our IPO, other than our original sponsor;

•	“PCAOB” are to Public Company Accounting Oversight Board (United States);

•	“private warrants” are to the 4,866,667 warrants that were issued and sold to our original sponsor in a private placement simultaneously with the closing of our initial public offering;

•

“public shareholders” are to the holders of our public shares, including our original sponsor, officers and directors to the extent our original sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

•

“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;

•	“PwC Israel” means, Kesselman & Kesselman, our independent auditors;

•

“registration rights agreement” are to the registration rights agreement dated November 2, 2021among us, the original sponsor and any other holders of our securities who become party thereto from time to time, the form of which was filed as an exhibit to the registration statement for our IPO;

•	“registration rights joinder agreement” are to the joinder agreement to the registration rights agreement dated February 15, 2024 among our original sponsor, the successor sponsor and us;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“second extension” are to the extension, to November 2, 2024, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;

•	“second extension meeting” are to the extraordinary general meeting held on November 2, 2023 approval for, among related matters, the second extension;

•	“second extension non-redeeming shareholders” are to the several unaffiliated third party shareholders with whom we and the original sponsor entered into the first NRAs;

•	“second NRAs” are to the non-redemption agreements entered into with the second extension non-redeeming shareholders in connection with the second extension;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•

“sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the sponsor to the successor sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;

•	“sponsor purchase agreement” are to the sponsor purchase agreement dated February 9, 2024, among our original sponsor, the successor sponsor and us;

•	“sponsor shareholders” are to our original sponsor, Cactus Healthcare Management LP and the successor sponsor, EVGI Ltd;

•	“sponsor transfer” are to the transfer of the sponsor transferred securities from the original sponsor to the successor sponsor;

•	“sponsor transferred securities” are to the 2,530,000 founders’ shares transferred from the original sponsor to the successor sponsor pursuant to the sponsor purchase agreement;

•	“successor sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;

•	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee;

•	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;

•	“unit” are to a unit consisting of one Class A ordinary share and one-half warrant;

•

“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

•	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

•	“2024 SPAC Rules” are to the new rules and regulations for special purpose acquisition companies adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024; and

•	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination with a business that reflects our strategy;

•	our expectations around the performance of the prospective target business or businesses;

•	our ability to remain qualified for continued listing on the Nasdaq Stock Market despite the likelihood of substantial redemptions of our ordinary shares;

•	our potential ability to obtain additional financing to complete our initial business combination;

•

the ability of the combined company resulting from our initial business combination to qualify for initial listing on the Nasdaq Stock Market despite the substantial redemptions of our ordinary shares in connection with the first extension meeting and the second extension meeting;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our pool of prospective target businesses;

•	risks associated with acquiring a business that reflects our strategy;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•

the use of proceeds not held in our U.S.-based trust account at Bank of America, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“trust account”) or available to us from interest income on our trust account balance;

•	our trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering or following our initial business combination.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules, which will become effective on July 1, 2024, and will affect our ability to effect a business combination transactions. The

v

2024 SPAC Rules require, among other matters, (i) additional disclosures relating to business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both initial public offerings and business combination transactions of special purpose acquisition companies; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the of special purpose acquisition company and its target company be co-registrants for registration statements relating to business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a special purpose acquisition company like ourselves could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including its duration, asset composition, business purpose, and the activities of the special purpose acquisition company and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the extension meeting or the shareholder meeting at which the approval of our initial business combination is sought, respectively.

•

We may be unable to obtain - on reasonable terms or at all - additional financing to continue operations, complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

•

The requirement that we complete our initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach the end of the combination period, which could undermine our ability to complete our initial business combination on terms that would provide value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends, ongoing military conflicts and other geopolitical uncertainties.

•

Because there are many SPACs evaluating targets, attractive targets have become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

•

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.24 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•	The notes to the condensed financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Our sponsor shareholders will be able to approve the business combination regardless of how our public shareholders vote.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

•

We need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

•

If we seek shareholder approval of our initial business combination, our original sponsor, successor sponsor and other initial shareholders, as well as our directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.24 per share.

•

Our directors may decide not to enforce the indemnification obligations of our original sponsor, or to enforce provisions of the sponsor purchase agreement allocating our liabilities to our successor sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

•

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

•

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•	Changes in SEC rules affecting SPACs may adversely affect our ability to negotiate and complete our initial business combination.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

•	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•

Because we are not limited to any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

•

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

•

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•

We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private warrants, along with funding from third party sources (which may not be available), which will cause us to be solely dependent on a single business which may have a limited number of products or services, or product candidates. This lack of diversification may negatively impact our operations and profitability.

•	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

•

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We seek at a meeting to approved our initial business combination, to amend our amended and restated memorandum and articles of association in a manner that will make it easier for us to complete our initial business combination, which some of our shareholders may not support.

•

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

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

•	Certain agreements related to our initial public offering may be amended without shareholder approval.

•

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

•

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

•

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

•

We may be deemed a “foreign person” and therefore may not be able to complete our business combination because such transaction may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

•

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.24 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Risks Relating to the Post-Business Combination Company

•	If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

•

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

•

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

•	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

•

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

•

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to our Management Team

•

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the skills efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous. In particular, our Chief Executive Officer, Gary Challinor, is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo, with which we entered into a heads of agreement on April 2, 2024.

•	Past performance by the companies in which our management team and our successor sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

•

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In particular, our Chief Executive Officer, Gary Challinor, is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo, with which we entered into a heads of agreement on April 2, 2024.

•

Since our original sponsor, successor sponsor and the other initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•

Since our successor sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Risks Relating to our Securities

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

x

•

Our successor sponsor controls the appointment of our Board until completion of our initial business combination and holds a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

•	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•

Our warrants contained in our units, together with our founders shares and private warrants, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

•	There is currently a limited market for our securities, which could adversely affect the liquidity and price of our securities.

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

•

Our amended and restated memorandum and articles of association provide that unless we consent to an alternate forum, the federal district courts of the United States shall be the exclusive forum of resolution of any claims arising under the Securities Act, which may impose additional litigation costs on our shareholders.

•

Our amended and restated articles of association provide that unless we consent otherwise, the courts of the Cayman Islands shall have sole and exclusive jurisdiction for all disputes between our company and our shareholders under the Companies Act.

•

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

•

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

•	An investment in our securities may result in uncertain or adverse United States federal income tax consequences.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our extension meeting or initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

The warrants that are part of the units that we offered publicly and issued privately, together with our grant of registration rights to our original sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.

•

Our original sponsor paid a nominal price for its acquisition of the founders shares. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

•	Unlike certain other blank check companies, our sponsor shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

•

Because of the number of Class A ordinary shares received by our original sponsor upon the conversion of the founder shares, Nasdaq may in the future consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

•

We may reincorporate in, migrate to or merge with and into another entity as surviving company in, another jurisdiction in connection with our initial business combination and such reincorporation, migration or merger may result in taxes imposed on shareholders.

General Risk Factors

•	We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

PART I

Item 1. Business.

General

We are a blank check company formed on April 19, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We have, however, signed a non-binding Heads of Agreement with a potential business combination target company as described more fully below under “Heads of Agreement”. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

While we may pursue a business combination target in any business or industry and across any geographical region, and have historically focused our search on technology-based healthcare businesses that are domiciled in Israel that carry out all or a substantial portion of their activities in Israel or that have some other significant Israeli connection, since the closing of the sponsor alliance (as discussed and defined below under “- Recent Developments - Sponsor Alliance”), and the appointment of the new management team, we have altered the focus of our search to emerging technology companies globally, and particularly those in the renewables sector.

Extension of our Combination Period

First extension

We initially had until May 2, 2023, or 18 months from the closing of the IPO, to consummate our initial business combination. On April 20, 2023, we held an extraordinary general meeting in lieu of its 2023 annual general meeting (the “first extension meeting”). At the first extension meeting our shareholders voted to approve the first extension, which extended the combination period date from May 2, 2023 to November 2, 2023 (the “first extension”). At the first extension meeting 10,185,471 Class A ordinary shares were redeemed, resulting in 2,464,529 publicly-held Class A ordinary shares outstanding. Accordingly, on May 1, 2023, $106,733,855 was distributed from trust account to the shareholders who redeemed their shares.

In connection with the first extension meeting, we and our original sponsor entered into non-redemption agreements (the “first NRAs”) with several unaffiliated third parties (“first extension non-redeeming shareholders”). Pursuant to the first NRAs, the first extension non-redeeming shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares in connection with the first extension. In exchange for the foregoing commitment, our original sponsor agreed to transfer an aggregate of 130,000 Class B ordinary shares held by our original sponsor to the first extension non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination. Since an additional 204,178 Class A ordinary shares were redeemed at the articles amendment meeting (as defined below), the 130,000 Class B ordinary shares was reduced by 15,000, for a total of 115,000. Subsequent to the founder share conversion (as defined below), the number of founder shares to be transferred to the first extension non-redeeming shareholders was reduced to115,000 and will be in the form of Class A ordinary shares; and pursuant to the sponsor purchase agreement the successor sponsor has agreed to assume the original sponsor’s obligations to transfer such founder shares to the first extension non-redeeming shareholders from the founder shares it purchased from the original sponsor.

In addition, in connection with the shareholders’ approval of the first extension, we and our original sponsor committed to contribute up to $240,000 to our trust account, consisting of $40,000 on or before May 2, 2023, and

$40,000 on or before the 2nd day of each subsequent calendar month until (but excluding) November 2, 2023 or such earlier date on which (a) our Board determines to liquidate the company or (b) an initial business combination is completed. The full amount of the $240,000 was remitted.

Second extension

On November 2, 2023, we held an extraordinary general meeting (the “second extension meeting”), at which our shareholders voted to approve the second extension, which extended the combination period from November 2, 2023 to November 2, 2024 (the “second extension”). At the second extension meeting a total of 347,980 Class A ordinary shares were redeemed in connection with the second extension, resulting in 5,074,870 Class A ordinary shares outstanding, consisting of 1,912,371 publicly-held Class A ordinary shares and 3,162,499 Class A ordinary shares comprising founders shares. Accordingly, on November 10, 2023, $3,813,082 was distributed from trust account to the shareholders who redeemed their shares.

In connection with the second extension meeting, we and our original sponsor entered into non-redemption agreements (the “second NRAs”) with several unaffiliated third parties (“second extension non-redeeming shareholders”). Pursuant to the second NRAs, the second extension non-redeeming shareholders agreed not to redeem an aggregate of 1,849,900 Class A ordinary shares related to the shareholder vote on the second extension.

In exchange for the foregoing commitment, our original sponsor agreed to transfer an aggregate of an additional 184,990 founders shares (which were converted from Class B ordinary shares to Class A ordinary shares) held by our original sponsor to the second extension non-redeeming shareholders immediately following, and subject to, consummation of a business combination. Pursuant to the sponsor purchase agreement the successor sponsor has agreed to assume the original sponsor’s obligations to transfer such founder shares to the second extension non-redeeming shareholders from the founder shares it purchased from the original sponsor.

In addition to transfer of founders shares, we and our original sponsor committed, in connection with the shareholders’ approval of the second extension, to contribute to our trust account, on a monthly basis until November 2, 2024, the lesser of (i) $20,000 and (ii) $0.01 per publicly-held Class A ordinary share multiplied by the number of publicly-held Class A ordinary shares outstanding. Monthly contributions are to be made on the 15th day of each calendar month during the second extension period, beginning in November 2023 and until (but not including) November 2024. Given the 1,912,371 publicly-held Class A ordinary shares that were not redeemed, the contributions over the course of the twelve-month second extension period are expected to amount to approximately $19,124 per month, or up to $229,485 in the aggregate. Pursuant to the sponsor purchase agreement, our successor sponsor has agreed to make these contributions which will cease on such earlier date on which (a) the Board determines to liquidate the company or (b) a business combination is completed.

Pursuant to the sponsor purchase agreement, the successor sponsor has agreed to make such contributions from the closing of the sponsor alliance.

We may seek to further extend the combination period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our shareholders, who would, as previously, be provided the opportunity to redeem all or a portion of their Class A ordinary shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on us or our management team, such as our ability to maintain our listing on Nasdaq.

Founder Share Conversion

On May 30, 2023, we held an extraordinary general meeting (the “articles amendment meeting”). At the articles amendment meeting, our shareholders approved, by way of special resolution, a proposal to amend the amended and restated memorandum and articles of association to provide that the existing restriction under the amended and restated memorandum and articles of association that prevents the issuance of additional shares that would vote together with the publicly-held Class A ordinary shares on a proposal to approve our initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account. The requisite voting majority was achieved for approval.

On October 24, 2023, our original sponsor converted 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares, leaving only 1 Class B ordinary share outstanding. Such conversion is referred to as the “founder share conversion”.

Nasdaq Compliance – MVLS Rule

On June 29, 2023, we received a written notice from Nasdaq indicating that we were not in compliance with Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires us to have at least $50 million market value of listed securities (the “MVLS”) for continued listing on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the notice stated that we had 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. The notice stated that if at any time before December 26, 2023, our MVLS closes at $50 million or more for a minimum of ten consecutive business days, the Nasdaq staff will provide written confirmation that we have regained compliance with the MVLS Rule.

On February 15, 2024 we received notice from Nasdaq that we were once again in compliance with the MVLS Rule.

Nasdaq Compliance - Minimum Total Holders Rule

On September 8, 2023, we, received an additional written notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the notice stated that we had 45 calendar days, or until October 23, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

October 23, 2023, we submitted a plan to regain compliance with the Minimum Total Holders Rule. Nasdaq accepted our plan, and in doing so Nasdaq granted us an extension until March 6, 2024 (subsequently extended to March 11, 2024)to evidence compliance with the Minimum Total Holders Rule.

On March 12, 2024 we received notice from Nasdaq that we were once again in compliance with the Minimum Total Holders Rule.

Recent Developments

Sponsor Alliance

On February 9, 2024, we entered into a sponsor securities sponsor purchase agreement (the “sponsor purchase agreement”) with our original sponsor and the successor sponsor pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor (a) an aggregate of 2,530,000 founders’ shares, consisting of 2,529,999 Class A ordinary shares and 1 Class B ordinary share and (b) 3,893,334 private warrants that had been purchased by our original sponsor concurrently with the our IPO (collectively, the “sponsor transferred securities”). The sponsor transferred securities collectively constituted 80% of our securities owned by our original sponsor prior to the sponsor transfer (as defined below). Our original sponsor has retained 632,500 Class A Ordinary Shares and 973,333 Private Warrants. The transfer of the sponsor transferred securities to our successor sponsor pursuant to the sponsor purchase agreement is referred to as the “sponsor transfer.” The sponsor transfer, all agreements executed in connection with the sponsor transfer (including the transactions contemplated therein) and the changes to management described below are referred to as the “sponsor alliance.”

In connection with the sponsor alliance, we, our original sponsor and our successor sponsor entered into a registration rights joinder agreement (the “registration rights joinder agreement”) to the registration rights agreement, dated November 2, 2021, by and among us, our original sponsor and any other holders of our securities who become party thereto from time to time (the “registration rights agreement”) whereby (a) our original sponsor assigned its rights under the registration rights agreement with respect to the sponsor transferred securities to our successor sponsor and (b) our successor sponsor became party to the registration rights agreement. Also in connection with the sponsor alliance, we entered into an agreement by which we waived the transfer restrictions applicable to the sponsor transferred securities under the letter agreement dated October 28, 2021 (the “letter agreement”) by and among us, our original sponsor and our original officers and directors, in order to allow for the sponsor transfer by our original sponsor to our successor sponsor of the sponsor transferred securities (the “letter agreement waiver”). In addition, in connection with the closing of the sponsor alliance, we obtained a waiver from the representatives of the underwriters of the IPO, with respect to the underwriters’ respective entitlement to the payment of any deferred underwriting commissions under the terms of the underwriting agreement entered into in connection with our IPO (the “deferred underwriting fee waivers”).

As part of the closing of the sponsor alliance on February 23, 2024, we introduced a change in management and the Board as follows:

•	Ofer Gonen resigned as Chief Executive Officer;

•	Stephen T. Wills tendered his resignation as Chief Financial Officer;

•	Nachum (Homi) Shamir, a director and Chairman of the Board, and Dr. Hadar Ron, a director, resigned as members of the Board; and

•	Emmanuel Meyer, Joseph C. Thomassen and Huiyan Geng were appointed to the Board by our successor sponsor.

On February 23, 2024, the parties completed the closing of the sponsor alliance after all closing conditions were met or waived, including but not limited to: (a) the surrender by our original sponsor to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes dated (i) March 16, 2022, in a principal amount of $450,000, (ii) November 8, 2023, in a principal amount of $120,000 and (iii) January 30, 2023, in a principal amount of $330,000, as evidenced by a note termination agreement, dated February 15, 2024, by and between us and our original sponsor (the “note termination agreement”), (b) our having obtained the deferred underwriting fee waivers and (c) the termination of administrative support services agreement dated February 15, 2024, between us and the original sponsor (the “administrative services agreement termination”) terminating the administrative support services agreement between us and the original sponsor, dated as of May 21, 2021, (“administrative support services agreement”).

With effect on April 11, 2024, upon the expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder:

•	each of Dr. David Sidransky, Dr. David J. Shulkin and Mr. Gonen resigned as a director;

•	Gary Challinor was appointed Chief Executive Officer; and

•	Stephen T. Wills was appointed Chief Financial Officer.

Designees of our successor sponsor now constitute the entire Board and its executive officers.

Promissory Note

On March 25, 2024, to Energi Holding Limited (“Energi”) committed to funding us up to $600,000, as may be required by us. On March 25, 2024, we requested, and received, from Energi the full $600,000 under a promissory note that represents that loan commitment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resource – Recent Developments”.

Heads of Agreement

April 2, 2024, we entered into a non-binding heads of agreement “heads of agreement”) with Tembo e-LV B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands (“Tembo”) regarding a potential business combination transaction. Our Chief Executive Officer, Gary Challinor, is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo e-LV B.V.

Industry Opportunity

We are a blank check company formed for the purpose of effecting an initial business combination. We intend to acquire a high-quality growth business or asset that can generate attractive, risk-adjusted returns for stockholders. To that end, our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, enhance the growth of a company in the clean and sustainable energy industry that complements the experience and expertise of our new management team, our board members and our advisors. Our selection process leverages our team’s extensive global network of relationships, deep industry knowledge across multiple geographies, transaction execution experience and deal sourcing capabilities that provide access to a broad spectrum of acquisition opportunities.

Our goal is to identify and pursue businesses that participate in the global energy transition ecosystem that are facilitating the way that energy is produced, stored, transmitted, distributed and consumed, all while reducing or mitigating greenhouse gas emissions. We focus on companies that serve key and evolving segments in the clean energy ecosystem, including those involved in carbon, hydrogen, sustainable agriculture, and renewable energy, which are becoming increasingly intertwined. Additional areas of focus include, but are not limited to, energy storage, distributed energy, zero-emission transportation, carbon utilization, low or carbon-free industrial applications and sustainable manufacturing.

We believe that clean energy and sustainability solutions are revolutionizing many traditional industries and creating numerous investment opportunities which are soundly driven by important long-term global trends, such as the cost of carbon emissions, regulatory incentive programs, and consumers’ increasing value placed on clean energy products and services, in addition to advancements in technology providing for more cost-effective solutions and alternatives to fossil fuels. We believe that the regulatory frameworks incentivizing the adoption of sustainable practices and technologies will become increasingly favorable to the sectors that we are targeting. These trends provide long-term benefits for companies that develop and distribute services and products that take part of an integrated approach to the continued decarbonization of the economy.

Our team is uniquely positioned to source and evaluate deals globally. We believe that our expertise and experience in major worldwide markets allow us to source and compare targets across markets, offering us the broadest pool of targets and the possibility to maximize returns. In addition to attractive targets in the U.S. and other developed markets, we have access to companies in other world markets which offer, in some cases, highly attractive growth prospects at more advantageous valuation multiples. Our team also has access to proprietary opportunities across the globe within the clean and sustainable energy space that can be leveraged to drive value. Our management team is unique in that we have executives that have operated across continents and have team members on the ground in multiple jurisdictions, enabling us to identify and evaluate rapidly growing businesses at an early stage. Our management team also has access to proprietary global deal flow from our family office and other investor relationships. Additionally, members of our management team have exceptional regulatory backgrounds and insights.

Our team has a demonstrated extensive track record of value creation and enhancement with clean and sustainable energy. Our team’s experience, resources and track record includes founding successful startups across multiple industries, venture capital investing and startup advisory, sustainable infrastructure project development, financing and execution, acquiring and integrating private investment companies, financial institution assets and taking them public, and international expansion.

We believe that our team has the experience, resources and track record to execute a successful transaction, the operational expertise to navigate the financial regulatory landscape and an understanding of purchasing, integrating and growing clean energy assets. We understand value at each stage of the financial life cycle, allowing us to evaluate not only what transactions make sense, but also those on which we should pass.

The following differentiated value propositions will allow us to bring to the public market a highly attractive business:

•	successful investment and M&A track record across public and private markets;

•	established deep relationships and insights within private equity and clean energy sectors globally;

•	proven experience in consummating transactions;

•	operational expertise to add value and help grow and optimize businesses post acquisition;

•	decades of experience in clean energy and technology investing;

•	sustainable infrastructure project development and execution;

•	leadership team;

•	proprietary deal flow; and

•	comprehensive set of competencies in clean energy, decarbonization and other energy transition investment themes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

Accordingly, stockholders are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We believe based on our management’s business knowledge and past experience that there are numerous potential candidates available. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. Target business candidates are also brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in our trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the IPO promissory note described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in our trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following: (1) financial condition and results of operation; (2) growth potential; (3) brand recognition and potential; (4) experience and skill of management and availability of additional personnel; (5) capital requirements; (6) competitive position; (7) barriers to entry; (8) stage of development of the products, processes or services; (9) existing distribution and potential for expansion; (10) degree of current or potential market acceptance of the products, processes or services; (11) proprietary aspects of products and the extent of intellectual property or other protection for products or formulas; (12) impact of regulation on the business; (13) regulatory environment of the industry; (14) costs associated with effecting the business combination; (15) industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and (16) macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Significant Activities since Inception

On November 2, 2021, we consummated the closing of our initial public offering, selling 12,650,000 units to the public and generating aggregate gross proceeds of $126,500,000 for us. Each unit consists of one Class A ordinary share and one-half redeemable warrant, each warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

Substantially concurrent with the closing of the IPO, we completed the private sale of 4,866,667 private warrants to our original sponsor at a purchase price of $1.50 per private warrant, generating aggregate gross proceeds of $7,300,000 for us.

Following the respective closings, a total of $129,030,000 was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our units commenced trading on the Nasdaq Global Market on November 2, 2021 under the symbol “CCTSU”. As of December 30, 2021, holders of the units sold in our initial public offering could begin to elect to separately trade the Class A ordinary shares and warrants included in the units. The Class A ordinary shares and warrants that are separated may be traded on the Nasdaq Global Market under the symbols “CCTS” and “CCTSW,” respectively. Units that are not separated continue to trade on the Nasdaq Global Market under the symbol “CCTSU.”

Financial Position

With funds available in our trust fund in an amount of $21,494,229 (as of April 4, 2024), which amount will be reduced as a result of any redemptions in connection with any future extension meeting and/or a meeting to approve a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations, or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in our trust account (excluding taxes payable on the income earned on our trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire, or to be acquired by, the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. We could also be acquired by the target business, in which case the target company will issue to our shareholders a number of shares representing a certain percentage of the combined company, and our company will be merged with, and survive as, a wholly-owned subsidiary of the target company. In that structure, as well, the valuation given to the target company in the transaction will need to exceed 80% of the value of the balance of the funds in our trust account (excluding taxes payable on the income earned on our trust account).

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

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (i) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in our trust account (net of taxes payable), or (ii) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 under our amended and restated memorandum and articles of association to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination and do not believe that we will comply with the $5,000,001 threshold (due to redemptions of shares or otherwise), we may seek shareholder approval to amend our amended and restated memorandum and articles of association to eliminate that threshold as part of the approval of the business combination. We may, in the alternative, agree with a target business on a working capital closing condition or other condition that requires us to have a minimum amount of funds available from our trust account upon consummation of such initial business combination in an amount that causes us to exceed $5,000,001 in net tangible assets either immediately prior to or upon consummation of the business combination. Any such minimum cash condition may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the combination period, if at all. Public shareholders who have not redeemed their shares in connection the first extension meeting, the second extension meeting or the articles amendment meeting may have to wait until the end of the combination period, or November 2, 2024, in order to be able to receive a pro rata share of our trust account. Our sponsor shareholders, officers and directors have agreed (i) to vote any ordinary shares owned by them in favor of any proposed business combination, (ii) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (iii) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor shareholders or their affiliates indicated any intention to purchase Class A ordinary shares from public shareholders in the open market or in private transactions. However, in connection with a meeting to approve a proposed business combination, if a significant number of shareholders vote, or indicate an intention to vote, against the proposed business combination or intend to have their shares redeemed, our officers, directors, sponsor shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any additional general meeting called to approve an extension of the combination period or an initial business combination, public shareholders may request that we redeem their shares, regardless of whether they vote for or against the extension or proposed business combination (as applicable) or do not vote at all, and to receive their pro rata share of the aggregate amount then on deposit in our trust account as of two business days prior to an extension meeting or prior to the consummation of the initial business combination (as applicable), less any taxes then due but not yet paid. Alternatively, in the case of approval of the business combination, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our trust account, less any taxes then due but not yet paid.

Our sponsor shareholders, the other initial shareholders and our officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the initial public offering or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve an extension or the business combination (as applicable). There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00, and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to do so prior to an extension or prior to the consummation of the proposed business combination, and the proposed extension or business combination is not consummated, and, consequently, redemptions are not this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for an extension and for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve an extension or business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the combination period, or November 2, 2024, unless a further extension to the combination period is approved by our shareholders in accordance with our amended and restated memorandum and articles of association.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We will have only until the end of the combination period to complete our initial business combination. If we are unable to complete our initial business combination by the end of the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the combination period. Our original sponsor and other initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from our trust account with respect to their founders shares if we fail to complete our initial business combination by the end of the combination period. However, if our original sponsor and other initial shareholders acquire public shares, they will be entitled to liquidating distributions from our trust account with respect to such public shares if we fail to complete our initial business combination by the end of the combination period.

Our original sponsor and other initial shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than

$5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $10,000 of proceeds held outside our trust account as of April 4, 2024, plus proceeds from a loan from the we are currently in the process of negotiating, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in our trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private warrants, other than the proceeds deposited in our trust account, and without taking into account interest, if any, earned on our trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.24. The proceeds deposited in our trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.24. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in our trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against our trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in our trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in our trust account, our management performs an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against our trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our original sponsor had agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $11.24 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes.

In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

These liabilities will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we currently engage are vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our original sponsor and our successor sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our original sponsor or our successor sponsor has sufficient funds to satisfy its indemnity obligations and believe that our original sponsor’s and our successor sponsor’s only assets are securities of our company and, therefore, our original sponsor and our successor sponsor may not be able to satisfy those obligations. We have not asked our original sponsor or our successor sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in our trust account are reduced below (i) $11.24 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our successor sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our successor sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our successor sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $11.24 per share

We have sought and will seek to reduce the possibility that our original sponsor or our successor sponsor will have to indemnify our trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in our trust account. Our original sponsor will also not be liable as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act.

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in our trust account could be subject to applicable insolvency laws and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete our trust account, we cannot assure you we will be able to return $11.24 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from our trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from our trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with the shareholder vote for the extension or any other shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; (ii) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; and (iii) the redemption of our public shares if we are unable to complete our initial business combination by the end of the combination period (November 2, 2024, unless a further extension is approved by our shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in our trust account. In connection with an extension meeting or in the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the extension or our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of our trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

•

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (i) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination by the end of the combination period (November 2, 2024, unless a further extension is approved by our shareholders in accordance with our amended and restated memorandum and articles of association) or ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (a) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (b) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in our trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

•

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

•	if our initial business combination is not consummated by the end of the combination period, then our existence will terminate, and we will distribute all amounts in our trust account; and

•

prior to our initial business combination, (except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any right to receive funds from our trust fund) we may not issue additional shares that would entitle the holders thereof to

(i) receive funds from our trust account or (ii) vote as a class with our public shares (provided that this will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account) (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond the end of the combination period or (y) amend the foregoing provisions.

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

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our Class B ordinary shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Comparison of redemption or purchase prices in connection with the extension or our initial business combination with a situation in which we fail to complete our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with an extension or our initial business combination with redemptions that would occur if we are unable to complete our initial business combination by the end of the combination period.

	Redemptions in Connection with an Extension or Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions If We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of a further extension or our initial business combination may be made in connection with a shareholder vote (or, in the case of the initial business combination, a tender offer). The redemption price will be the same whether we conduct redemptions in connection with a shareholder vote or pursuant to a tender offer. In either case, our public shareholders may redeem their public shares for cash equal to	If we seek shareholder approval of our initial business combination, our sponsor shareholders, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule	If we are unable to complete our initial business combination by the end of the combination period, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account (which is currently anticipated to be approximately $11.24 per share), including interest (less up to $100,000 of interest to pay dissolution

	Redemptions in Connection with an Extension or Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions If We Fail to Complete an Initial Business Combination
	the aggregate amount then on deposit in our trust account as of two business days prior to the extension meeting or consummation of the initial business combination (which is currently anticipated to be approximately $11.24 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in our trust account will be used to purchase shares in such transactions.	expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with an extension or our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in our trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor shareholders and other initial shareholders, who will be our only remaining shareholder after such redemptions.

Competition

We face intense competition from other entities having a business objective similar to ours and whose sponsor shareholders and/or affiliates have experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses that we could potentially acquire with the net proceeds from our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination, and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We may furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

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

Indemnity

Our original sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $11.24 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor and the successor sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

In the event that an executed waiver is deemed to be unenforceable against a third party, our original sponsor and our successor sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our original sponsor or our successor sponsor has sufficient funds to satisfy its indemnity obligations and believe that our original sponsor’s and our successor sponsor’s only assets are securities of our company and, therefore, our original sponsor and our successor sponsor may not be able to satisfy those obligations. We have not asked our original sponsor or our successor sponsor to reserve for such obligations.

Employees

As of the date of this Annual Report, we have two officers, a Chief Executive Officer and a Chief Financial Officer. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the status of our pursuit of a target business for our initial business combination and the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”); however, as we are not deemed to be a large accelerated filer or an accelerated filer, and still qualify as an emerging growth company, will are not required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups (JOBS) Act of 2012 (“JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Item 1A Risk Factors

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights in connection the business combination, we might not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. Over the past year or so, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of the extension of the expiration date of the SPAC or the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, will face a high level of redemptions that will jeopardize our ability to successfully consummate a business combination.

In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed. This resulted in shareholders holding 10,737,629 Class A ordinary shares exercising their right to redeem and as a result, approximately $112,714,163 was distributed from our trust account. As of April 4, 2024, there remained $21,494,229 in our trust account.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed. This resulted in shareholders holding 10,737,629 Class A ordinary shares exercising their right to redeem and ss a result, approximately $112,714,163 was distributed from our trust account. As of April 4, 2024, there remained $21,494,229 in our trust account. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the extension meeting or the shareholder meeting at which the approval of our initial business combination is sought, respectively.

Our securities are currently listed on the Nasdaq. However, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels.

There were substantial redemptions in connection with each of the first extension meeting, the second extension meeting and the articles amendment meeting. Similarly, if there are extensive redemptions in connection with a shareholder meeting to approve an initial business combination, the combined company resulting from our potential initial business combination may fail to meet the Nasdaq initial listing requirements relating to market value of the listed securities ($50.0 million if the combined company has at least $4.0 million of shareholders’ equity, or $75.0 million if that shareholders’ equity test is not met), unrestricted publicly held shares (1.0 million shares, or 1.1 million shares if the combined company does not have at least $4.0 million of shareholders’ equity), market value of publicly-held shares ($15.0 million, or $20.0 million if the foregoing shareholders’ equity test is not met), and the minimum shareholder requirement (at least 300 round lot holders with at least 150 having positions of at least $2,500, or at least 400 round lot holders with at least 200 having positions of at least $2,500 if the foregoing shareholders’ equity test is not met) after taking into account holders of public shares that properly demanded redemption of their public shares for cash, when it appears that such requirements would otherwise not be met.

On June 29, 2023, we received a written notice from Nasdaq indicating that we were not in compliance with the MVLS Rule, which requires us to have at least $50 million market value of listed securities for continued listing on the Nasdaq Global Market. While we subsequently became compliant with the MVLS Rule, there can be no assurance that we will be able to continue to do so. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nasdaq Compliance - MVLS Rule”.

In addition, on September 8, 2023, we, received an additional written notice from Nasdaq indicating that we were not in compliance with the Minimum Total Holders Rule which requires us to maintain at least 400 round lot holders for continued listing on the Nasdaq Global Market. While we subsequently became compliant with the Minimum Total Holders Rule, there can be no assurance that we will be able to continue to do so. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nasdaq Compliance - Minimum Total Holders Rule”.

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

We may be unable to obtain- on reasonable terms or at all- additional financing to continue operations, complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the available net proceeds available to us for our initial business combination (due to further redemptions in connection with a shareholder meeting to approve an initial business combination, or the expenditure of excessive funds in continuing operations or investigating potential target companies) are insufficient, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, or before to continue operations, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the past several years, with financings often available only on terms that are onerous to the combined company following the business combination, or not at all. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $11.24 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.24 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.24 per share” and other risk factors below.

Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted below, we have requested loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have not committed as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt to complete our initial business combination, we may choose to do so. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The requirement that we complete our initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach the end of the combination period, which could undermine our ability to complete our initial business combination on terms that would provide value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination is aware that we must complete our initial business combination before the end of the combination period, or by

November 2, 2024. Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. As of the date of this Annual Report, we have just over six months, remaining to consummate a business combination. As a result, this risk has increased as we have gotten closer to the end of the combination period. We may also have more limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation and/or if we had more time.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends, ongoing military conflicts and other geopolitical uncertainties.

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

In response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, ongoing conflicts between Israel and Hamas have continued to cause disruptions in the U.S. and global economy. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

These deteriorating economic conditions, ongoing military conflicts and other geopolitical uncertainties may adversely impact our access to financing for the combined company upon the consummation of a potential business combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, the operations of the target company with which we would combine may be materially adversely affected.

Because there are many SPACs evaluating targets, attractive targets have become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

In recent years, the number of SPACs that were formed and conducted their initial public offering increased materially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.24 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within the combination period, or November 2, 2024. We may not be able to complete an initial business combination by the conclusion of such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Although we have entered into a non-binding heads of agreement with Tembo regarding a potential business combination transaction, there can be no assurance that we will be able to agree the terms of an initial business combination with Tembo, including, but not limited to the valuation of Tembo, or that if agreed, we will be able to complete our initial business combination within the combination period.

In addition, our ability to complete our initial business combination within the combination period could be adversely affected by the sponsor alliance, insofar as it has resulted in significant changes to our management team and the replacement of all members of the Board. See “Item 1. Business. - Recent Developments - Sponsor Alliance.”

If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the remaining outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $11.24 per share, or less than $11.24 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.24 per share” and other risk factors herein.

The notes to the condensed financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We cannot assure you that our plans to consummate an initial business combination will be successful, which is in part dependent on our ability to obtain sufficient financing that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has become very tight in the last several months. In the absence of such a business combination transaction, our company will cease to exist after the combination period has passed, which would occur less than 12 months following the date of this Annual Report. The short-term expiration date for our company as well as the question as to whether we will have the required financial resources to complete our initial business combination raise substantial doubt about our ability to continue as a going concern. The financial statements contained in the F-1 pages of this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (i) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (ii) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Our sponsor shareholders will be able to approve the business combination regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Our original sponsor and the other initial shareholders (and their permitted transferees, including our successor sponsor) will agree, pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our business combination. As a result, given that our successor sponsor, original sponsor and the other initial shareholders own approximately 62.32% of our outstanding ordinary shares, we don’t need any additional public shares voted in favor of a business combination in order to have our business combination approved.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board may elect to complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

We need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $11.24 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

If we seek shareholder approval of our initial business combination, our original sponsor, successor sponsor and other initial shareholders, as well as our directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our original sponsor, successor sponsor and other initial shareholders, as well as our directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our original sponsor, successor sponsor and other initial shareholders, as well as our directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination when it may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private warrants and have filed a Current Report on Form 8-K that provided an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors are not afforded the benefits or protections of that and other rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.

The funds available to us outside of the trust account are in the view of management insufficient to allow us to operate for the remainder of the combination period. As of April 4, 2024, only approximately $10,000 is available to us outside of the trust account to fund our working capital requirements. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We are incurring significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In that case, our public shareholders may receive only approximately $11.24 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.24 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.24 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.24 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.24 per share initially held in the trust account, due to claims of such creditors.

Our original sponsor agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $11.24 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our original sponsor will not be responsible to the extent of any liability for such third-party claims.

In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

We have not independently verified whether our original sponsor or successor sponsor has sufficient funds to satisfy its indemnity obligations and believe that our original sponsor’s only assets are securities of our company.

Accordingly, our original sponsor and successor sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our original sponsor or successor sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $11.24 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If our original sponsor fulfills its foregoing indemnity obligations or our successor sponsor has incurred liabilities on behalf of us, but then seeks indemnity for those obligations from us or from the surviving entity in a business combination transaction, that could reduce the consideration payable to you in any such business combination transaction.

Our directors may decide not to enforce the indemnification obligations of our original sponsor, or to enforce provisions of the sponsor purchase agreement allocating our liabilities to our successor sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.24 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our original sponsor or successor sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our original sponsor or successor sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our original sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance, in particularly where our original sponsor or successor has no assets. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $11.24 per share.

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

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, (or the Investment Company Act), our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

•	each of which may make it difficult for us to complete our initial business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were only to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account was intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination by November 2, 2024, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent an initial business combination by November 2, 2024, our return of the funds held in the trust account to the public shareholders as part of our redemption of the Class A ordinary shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.24 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Changes in SEC rules affecting SPACs may adversely affect our ability to negotiate and complete our initial business combination.

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

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules, which will become effective on July 1, 2024, and will affect our ability to effect a business combination transactions. The 2024 SPAC Rules, among other things, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; and increase the potential liability of certain participants in proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules and related guidance may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

While we are focused upon a combination with businesses that participate in the global energy transition ecosystem that are facilitating the way that energy is produced, stored, transmitted, distributed and consumed, we nevertheless may pursue acquisition opportunities in any one of numerous industries or geographic locations. We are not, however, under our amended and restated memorandum and articles of association, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.24 per share on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private warrants, along with funding from third party sources (which may not be available), which will cause us to be solely dependent on a single business which may have a limited number of products or services, or product candidates. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private warrants, which was initially $130,142,000, has been reduced significantly due to redemptions by our public shareholders in connection with the first extension meeting, the second extension meeting and the articles amendment meeting and may be further reduced at our meeting to approve our initial business combination. To date, shareholders holding 10,737,629 Class A ordinary shares exercising their right to redeem and ss a result, approximately $112,714,163 was distributed from our trust account. As of April 4, 2024, there remained $21,494,229 in our trust account. Given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all.

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

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes, services or potential products.

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

Many of the targets that fall within global energy transition ecosystem are early-stage companies. To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We seek at a meeting to approved our initial business combination, to amend our amended and restated memorandum and articles of association in a manner that will make it easier for us to complete our initial business combination, which some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (i) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of at least 90% of our ordinary shares as, being entitled to do so, vote in a general meeting), or by a unanimous written resolution of all of our shareholders.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote in a general meeting (amendments relating to the appointment or removal of directors prior to our initial business combination instead require the approval of at least 90% of our shares voting in a general meeting). Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our then outstanding ordinary shares. Our original sponsor, successor sponsor and other initial shareholders, who collectively beneficially own 62.32% of our shares, may participate in any vote to amend our amended and restated memorandum and articles of association (other than any amendment materially adversely impacting our public shares) and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (i) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within the combination period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our original sponsor and other initial shareholders have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company (other than provisions contained therein governing the release of funds from our trust account), the letter agreement among us and our original sponsor, officers and directors, the registration rights agreement between us and our original sponsor, and the administrative and support services agreement between us and our original sponsor, may be amended without shareholder approval. For instance, the successor sponsor was joined to the registration rights agreement and the administrative and support services agreement was terminated, both in connection with the sponsor alliance. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contained a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding taxes payable on the income earned on the trust account) so long as we maintain a listing for our securities on the Nasdaq. While we do not expect our Board to approve any further amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

U.S. federal proxy regulations require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. Because we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. We are not deemed to be a large accelerated filer or an accelerated filer, and we qualify as an emerging growth company; therefore, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may be deemed a “foreign person” and therefore may not be able to complete our business combination because such transaction may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

Our successor sponsor, EVGI Ltd, is controlled by non-U.S. persons. We may pursue a business combination target in any business or industry and across any geographical region, including in the United States. Certain transactions in the United States are subject to specific rules or regulations that may limit, prohibit, or create additional requirements with respect to foreign ownership of a U.S. company. In particular, our initial business combination, if effected with a U.S. target company, may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States (“CFIUS”) has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President of the United States prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

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

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited amount time left to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the chance of realizing future gains through any price appreciation in the combined company. Additionally, our warrants will become worthless. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar ties to non-U.S. persons.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.24 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.24 per share on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.24 per share” and other risk factors.

Risks Relating to the Post-Business Combination Company

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

For example, we would be subject to risks associated with cross-border business combinations, including in connection with conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars;

•	adverse impacts from Russia’s invasion of Ukraine, including increased use of less cost-efficient resources and exacerbation of existing international supply chain back-ups; and

•	deterioration of political relations with the United States.

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

Following our initial business combination, any or all of our management could resign from their positions as officers, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

In the event we acquire a non-U.S. target, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The values of local currencies fluctuate relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

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

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the skills efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the skills and efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, board member or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous. In particular, our Chief Executive Officer, Gary Challinor, is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo, with which we entered into a heads of agreement on April 2, 2024.

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

Past performance by the companies in which our management team and our successor sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and successor sponsor’s members and affiliates is presented for informational purposes only. Past performance by our management team and successor sponsor’s members and affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and successor sponsor’s members and affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team and our successor sponsor’s members and affiliates have been involved in businesses and deals that were unsuccessful. None of our officers, directors or the partners or affiliates of our successor sponsor have had management experience with blank check companies or special purpose acquisition corporations in the past.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In particular, our Chief Executive Officer, Gary Challinor, is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo, with which we entered into a heads of agreement on April 2, 2024.

Until we consummate our initial business combination, we engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in similar businesses.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Since our original sponsor, successor sponsor and the other initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Immediately after our initial public offering, our original sponsor and the other initial shareholders held an aggregate of 3,162,500 Class B ordinary shares. On October 24, 2023, our original sponsor converted 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares into Class A ordinary shares, leaving only 1 Class B ordinary share outstanding. Simultaneously with the closing of our initial public offering, our original sponsor purchased warrants to purchase an additional 4,866,667 Class A ordinary shares.

On February 9, 2024, we entered into the sponsor purchase agreement with our original sponsor and successor sponsor pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor the sponsor transferred securities comprising 2,529,999 Class A ordinary shares, 1 Class B ordinary share and 3,893,334 private warrants.. Disregarding the additional Class A ordinary shares underlying those warrants (and the shares underlying warrants sold in our initial public offering as part of the units), our original sponsor owns 12.46% of our issued and outstanding shares and our successor sponsor owns 49.85%.

The founders shares will be worthless if we do not complete an initial business combination. The founders shares consist of 3,162,488 Class A ordinary shares and 1 Class B ordinary share.

The personal and financial interests of our sponsor shareholders, as well as our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the combination period nears, which is the deadline for the completion of our initial business combination.

Since our successor sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our successor sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. In addition, our successor sponsor may seek certain indemnities from us or from the surviving entity in our initial business combination. These financial interests of our successor sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination, even if it is not in the best interests of our other shareholders.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In the recent period of time, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

As described above –“We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the extension meeting or the shareholder meeting at which the approval of our initial business combination is sought, respectively”, we cannot assure you that our securities will continue to be listed on Nasdaq prior to, or upon, our initial business combination.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to such securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our successor sponsor controls the appointment of our Board until completion of our initial business combination and holds a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our successor sponsor owns 49.85% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only our successor sponsor, as holder of the Class B share, has the right to vote on the appointment of and holders of a majority of our founders shares may remove a member of the Board for any reason. Neither of our sponsor shareholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our sponsor shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. The purchase by our sponsor shareholders of any Class A ordinary shares, including in the aftermarket or in privately negotiated transactions, would increase their influence over these actions. Accordingly, our sponsor shareholders exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like or as indicated above) for any 20 trading days within a 30 trading-day period commencing on the date they become exercisable and ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our sponsor shareholders or their permitted transferees.

Our warrants contained in our units, together with our founders shares and private warrants, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued, as part of the 12,650,000 units that we offered, warrants to purchase 6,325,000 Class A ordinary shares with an exercise price of $11.50 per warrant (subject to adjustment as provided herein), and, simultaneously with the closing of our initial public offering, we sold in a private placement an aggregate of 4,866,667 private warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our sponsor shareholders currently hold 3,162,500 founders shares, comprised of 3,162,499 Class A ordinary shares and 1 Class B ordinary share. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founders shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private warrants are identical to the warrants sold as part of our initial public offering units except that, so long as they are held by our sponsor shareholders or their permitted transferees: (i) they will not be redeemable by us; (ii) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor shareholders until 30 days after the completion of our initial business combination; and (iii) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights with respect to the resale thereof.

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

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board or controlling shareholders than they would as public shareholders of a United States company.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with the extension meeting and our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we are distributing in connection with the extension meeting and that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business-Effecting a Business Combination-Redemption Rights.”

The warrants that are part of the units that we offered publicly and issued privately, together with our grant of registration rights to our original sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.

We issued warrants to purchase up to 6,325,000 ordinary shares at a price of $11.50 per share (subject to adjustment as provided herein) as part of the 12,650,000 units that we sold as part of our initial public offering following the full exercise of the over-allotment option. Furthermore, simultaneously with the closing of our initial public offering, we issued to our original sponsor in a private placement an aggregate of 4,866,667 private warrants, of which 3,893,334 have been transferred to the successor sponsor as part of the sponsor alliance. Each warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in our initial public offering, our original sponsor, management team and their permitted transferees, including the successor sponsor, can demand that we register the resale of their founders shares beginning at the time of our initial business combination. In addition, our sponsor shareholders, as the holders of our private warrants, and their permitted transferees can demand that we register the resale of the private warrants, or the Class A ordinary shares issuable upon exercise of the private warrants.

The potential issuance of shares underlying our various groups of warrants, together with the foregoing registration rights with respect to those shares and other shares, will allow, potentially, a significant, additional number of our Class A ordinary shares to become available for trading in the public market. That potential development may have an adverse effect on the market price of our Class A ordinary shares even without there being actual additional issuances or resales. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. The shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected from the potential resale of the Class A ordinary shares owned by our sponsor shareholders, or issuable upon exercise of the private warrants, or their respective permitted transferees. Those resales are enabled by the registration rights.

In addition, in connection with the first extension meeting and the second extension meeting, our original sponsor entered into the first NRAs with the first extension non-redeeming shareholders and the second NRAs with second extension non-redeeming shareholders. Pursuant to the first NRAs and the second NRAs, the original sponsor agreed to transfer a total of 299,990 existing founder shares to the first extension non-redeeming shareholders and second extension non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination, in exchange for their agreement not to redeem their shares. Pursuant to the sponsor purchase agreement the successor sponsor has agreed to assume the original sponsor’s obligations to transfer all such founder shares to the first extension non-redeeming shareholders and second extension non-redeeming shareholders from the founder shares it purchased from the original sponsor. See “Item 1. Business - Extension of our Combination Period.”

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary share at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of ordinary shares, including 500,000,000 Class A ordinary shares, par value $0.0001 per share, and 50,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 5,000,000 preference shares, par value $0.0001. As of April 4, 2024, there are 494,925,130 and 49,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of the 1 outstanding Class B ordinary share, and 5,000,000 authorized but unissued preference shares available for issuance.

Our original sponsor paid a nominal price for its acquisition of the founders shares. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

Our original sponsor acquired the founders shares and representative shares, respectively, at nominal prices, significantly contributing to the dilution to investors in our initial public offering.

The authorized share capital under our amended and restated memorandum and articles of association also presents the possibility of additional, substantial dilution. Under those charter documents, we are authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preference shares, par value $0.0001 per share. As of April 4, 2024, there are 494,925,130 and 49,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of the 1 outstanding Class B ordinary share. The 1 Class B ordinary share is convertible into Class A ordinary shares, initially at a one-for-one ratio, but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association.

We may issue a substantial number of additional Class A ordinary shares in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the 1 Class B ordinary share at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Our potential target company, if it is the acquirer in a business combination with us, may issue to our shareholders in the business combination shares constituting a minority of the outstanding shares of the combined company.

The issuance of additional ordinary shares in any of the above-described scenarios:

•	may significantly dilute the equity interest of investors in our initial public offering;

•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our (or the target company’s) Class A ordinary shares (or other class of ordinary/common shares) and/or warrants.

Unlike certain other blank check companies, our sponsor shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The sole Class B ordinary share will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. As a result of the founder share conversion, 3,162,499 of the Class B ordinary shares comprising founders shares were converted into the same number of Class A ordinary shares In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor shareholders, a partner or affiliate of our sponsor shareholders, or any of our officers or directors. This is different than certain other blank check companies in which the sponsor shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

Because of the number of Class A ordinary shares received by our original sponsor upon the conversion of the founder shares, Nasdaq may in the future consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Because of the number of Class A ordinary shares received by our original sponsor, a majority of which were transferred to the successor sponsor upon the conversion of the founder shares, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Disregarding the additional Class A ordinary shares underlying those warrants (and the shares underlying warrants sold in our initial public offering as part of the units), our original sponsor owns 12.46% of our issued and outstanding shares and our successor sponsor owns 49.85%. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

director nominations be made, or recommended to the full board, by our independent directors or by a nominating committee of our board that is composed entirely of independent directors with a written charter or resolution addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 4B Cedar Brook Drive, Cranbury, NJ 08512. Our executive offices are currently provided to us by our original sponsor at no cost. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “CCTSU,” “CCTS” and “CCTSW,” respectively. Our units commenced public trading on November 2, 2021. On December 30, 2021, the holders of our units were granted the right to elect to separately trade the Class A ordinary shares and warrants, and separate trading commenced within the first couple of trading days thereafter (with the units continuing to trade concurrently).

(b)	Holders

On April 4, 2024, there was one holder of record of our units, two holders of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary share and two holders of record of our warrants (on a stand-alone basis, apart from our units).

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In May 2021, our original sponsor purchased an aggregate of 2,875,000 of our Class B ordinary shares for an aggregate purchase price of $25,000. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 Class B ordinary shares outstanding and held by our original sponsor. The sale of the Class B ordinary shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On October 24, 2023, our original sponsor converted 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares, leaving only 1 Class B ordinary share outstanding. The remaining Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to the adjustments described herein.

Substantially concurrent with the closing of the initial public offering, we effected a private placement of 4,866,667 private warrants to our original sponsor at a price of $1.50 per warrant, or $7,300,000 in the aggregate. The purchase of the private warrants provided additional funds that are necessary to maintain in our trust account $10.20 per unit sold to the public, as well as funds outside of our trust account for our working capital requirements. The private warrants are identical to the warrants sold to the public as part of the units, except that the private warrants will not be redeemable. The sale of the private warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our original sponsor, a partner or affiliate of our original sponsor, or any of our officers or directors. This is different than certain other blank check companies in which the sponsor shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Use of Proceeds

On November 2, 2021, we consummated the closing of our initial public offering, selling 12,650,000 units, to the public and generating aggregate gross proceeds of $126,500,000. Each unit consists of one Class A ordinary share and one-half warrant, each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

Substantially concurrent with the closing of the initial public offering, we completed the private sale of 4,866,667 warrants to our original sponsor, Cactus Healthcare Management LP, at a purchase price of $1.50 per Private Placement Warrant, generating aggregate gross proceeds to us of $7,300,000.

Following the respective closings, a total of $129,030,000 was placed in a U.S.-based trust account at Bank of America, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

At the first extension meeting held on April 20, 2023, a total of 10,185,471 Class A ordinary shares were redeemed; accordingly, on May 1, 2023, $106,733,855 was distributed from trust account to the shareholders who redeemed their shares. See “Item 1 - Extension of our Combination Period - First extension” above.

At the second extension meeting held on November 2, 2023, a total of 347,980 Class A ordinary shares were redeemed; accordingly, on November 10, 2023, $3,813,082 was distributed from trust account to the shareholders who redeemed their shares. See “Item 1 - Extension of our Combination Period - Second extension” above.

Other than described above, there has been no material change in the planned use of proceeds from such use as described in our final prospectus (File No. 333-258042), dated October 28, 2021, for which the related registration statement on Form S-1 was declared effective by the SEC on October 28, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Following the first extension meeting 10,185,471 Class A ordinary shares were redeemed on May 1, 2023. See “Item 1 - Extension of our Combination Period - First extension” above.

Following the articles amendment meeting 204,178 Class A ordinary shares were redeemed on June 15, 2023. See “Item 1 - Founder Share Conversion” above.

Following the second extension meeting 347,980 Class A ordinary shares were redeemed on November 10, 2023. See “Item 1 - Extension of our Combination Period - Second extension” above.

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

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change of control if a substantial number of our (or the target company’s) ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we or the target company issue(s) debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2023 we had $78,000 of cash and $1,042,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise loans from several third parties or to complete our initial business combination will be successful. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Extension of our Combination Period

First extension

We initially had until May 2, 2023, or 18 months from the closing of the IPO, to consummate our initial business combination. On April 20, 2023, we held the first extension meeting in lieu of our 2023 annual general meeting. At the first extension meeting our shareholders voted to approve the first extension. At the first extension meeting 10,185,471 Class A ordinary shares were redeemed, resulting in 2,464,529 publicly-held Class A ordinary shares outstanding. Accordingly, on May 1, 2023, $106,733,855 was distributed from trust account to the shareholders who redeemed their shares.

In connection with the first extension meeting, we and our original sponsor entered into the first NRAs with the first extension non-redeeming shareholders. Pursuant to the first NRAs, the first extension non-redeeming shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares in connection with the first extension. In exchange for the foregoing commitment, our original sponsor agreed to transfer an aggregate of 130,000 Class B ordinary shares held by our original sponsor to the first extension non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination.

In addition, in connection with the shareholders’ approval of the first extension, we and our original sponsor committed to contribute up to $240,000 to our trust account, consisting of $40,000 on or before May 2, 2023, and $40,000 on or before the 2nd day of each subsequent calendar month until (but excluding) November 2, 2023 or such earlier date on which (a) our Board determines to liquidate us or (b) an initial business combination is completed.

Second extension

On November 2, 2023, we held the second extension meeting, at which our shareholders voted to approve the second extension. At the second extension meeting a total of 347,980 Class A ordinary shares were redeemed in connection with the second extension, resulting in 5,074,870 Class A ordinary shares outstanding, consisting of 1,912,371 publicly-held Class A ordinary shares and 3,162,499 Class A ordinary shares comprising founders shares. Accordingly, on November 10, 2023, $3,813,082 was distributed from trust account to the shareholders who redeemed their shares.

In connection with the second extension meeting, we and our original sponsor entered into the second NRAs with the second extension non-redeeming shareholders. Pursuant to the second NRAs, the second extension non-redeeming shareholders agreed not to redeem an aggregate of 1,849,900 Class A ordinary shares related to the shareholder vote on the second extension.

In exchange for the foregoing commitment, our original sponsor agreed to transfer an aggregate of 184,990 founders shares (which were converted from Class B ordinary shares to Class A ordinary shares) held by our original sponsor to the Second Non-Redeeming Shareholders immediately following, and subject to, consummation of a business combination.

In addition to transfer of founders shares, we and our original sponsor committed, in connection with the shareholders’ approval of the second extension, to contribute to the our trust account, on a monthly basis until November 2, 2024, the lesser of (i) $20,000 and (ii) $0.01 per publicly-held Class A ordinary share multiplied by the number of publicly-held Class A ordinary shares outstanding. Monthly contributions are to be made on the 15th day of each calendar month during the second extension period, beginning in November 2023 and until (but not including) November 2024. Given the 1,912,371 publicly-held Class A ordinary shares that were not redeemed, the contributions over the course of the twelve-month second extension period are expected to amount to approximately $19,124 per month, or up to $229,485 in the aggregate. Our original sponsor contributions will cease on such earlier date on which (a) the Board determines to liquidate the company or (b) a business combination is completed. Pursuant to the sponsor purchase agreement, the successor sponsor has agreed to make such contributions from the closing of the sponsor alliance.

We may seek to further extend the combination period in accordance with our amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our shareholders, who would, as previously, be provided the opportunity to redeem all or a portion of their Class A ordinary shares. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, principal shareholders and other impacts on us or our management team, such as our ability to maintain our listing on Nasdaq.

Founder Share Conversion

On May 30, 2023, we held the articles amendment meeting. At the articles amendment meeting, our shareholders approved, by way of special resolution, a proposal to amend the amended and restated memorandum and articles of association to provide that the existing restriction under the amended and restated memorandum and articles of association that prevents the issuance of additional shares that would vote together with the publicly-held Class A ordinary shares on a proposal to approve our initial business combination will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account. The requisite voting majority was achieved for approval.

On October 24, 2023, our original sponsor converted 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares, leaving only 1 Class B ordinary share outstanding.

Nasdaq Compliance – MVLS Rule

On June 29, 2023, we received a written notice from Nasdaq indicating that we were not in compliance with the MVLS Rule, which requires us to have at least $50 million MVLS for continued listing on the Nasdaq Global Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the notice stated that we had 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. The notice stated that if at any time before December 26, 2023, our MVLS closes at $50 million or more for a minimum of ten consecutive business days, the Nasdaq staff will provide written confirmation that we have regained compliance with the MVLS Rule.

On February 15, 2024 we received notice from Nasdaq that we were once again in compliance with the MVLS Rule.

Nasdaq Compliance - Minimum Total Holders Rule

On September 8, 2023, we, received an additional written notice from Nasdaq indicating that we were not in compliance with the Minimum Total Holders Rule, which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(2)(A)(i), the notice stated that we had 45 calendar days, or until October 23, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

October 23, 2023, we submitted a plan to regain compliance with the Minimum Total Holders Rule. Nasdaq accepted our plan, and in doing so Nasdaq granted us an extension until March 6, 2024 (subsequently extended to March 11, 2024)to evidence compliance with the Minimum Total Holders Rule.

On March 12, 2024 we received notice from Nasdaq that we were once again in compliance with the Minimum Total Holders Rule.

Recent Developments

Sponsor Alliance

On February 9, 2024, we entered into the sponsor purchase agreement with our original sponsor and the successor sponsor pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor the sponsor transferred securities. The sponsor transferred securities collectively constituted 80% of our securities owned by our original sponsor prior to the sponsor transfer (as defined below). Our original sponsor has retained 632,500 Class A Ordinary Shares and 973,333 Private Warrants.

In connection with the sponsor alliance, we, our original sponsor and our successor sponsor entered into the registration rights joinder agreement, whereby (a) our original sponsor assigned its rights under the registration rights agreement with respect to the sponsor transferred securities to our successor sponsor and (b) our successor sponsor became party to the registration rights agreement. Also in connection with the sponsor alliance, we entered into letter agreement waiver by which we waived the transfer restrictions applicable to the sponsor transferred securities under the letter agreement in order to allow for the sponsor transfer by our original sponsor to our successor sponsor of the sponsor transferred securities. In addition, in connection with the closing of the sponsor alliance, we obtained the deferred underwriting fee waivers from the representatives of the underwriters of the IPO, with respect to the underwriters’ respective entitlement to the payment of any deferred underwriting commissions under the terms of the underwriting agreement.

As part of the closing of the sponsor alliance on February 23, 2024, we introduced a change in management and the Board as follows:

•	Ofer Gonen resigned as Chief Executive Officer; ,

•	Stephen T. Wills tendered his resignation as Chief Financial Officer;

•	Nachum (Homi) Shamir, a director and Chairman of the Board, and Dr. Hadar Ron, a director, resigned as members of the Board; and

•	each of Emmanuel Meyer, Joseph C. Thomassen and Huiyan Geng were appointed to the Board by our successor sponsor.

On February 23, 2024, the parties completed the closing of the sponsor alliance after all closing conditions were met or waived, including but not limited to: (a) the surrender by our original sponsor to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes dated (i) March 16, 2022, in a principal amount of $450,000, (ii) November 8, 2023, in a principal amount of $120,000 and (iii) January 30, 2023, in a principal amount of $330,000, as evidenced by a note termination agreement, (b) our having obtained the deferred underwriting fee waivers and (c) the termination of the administrative support services agreement.

In addition, with effect from on April 11, 2024, upon the expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder:

•	each of Dr. David Sidransky, Dr. David J. Shulkin and Mr. Gonen has tendered his resignation as a director;

•	Gary Challinor was appointed Chief Executive Officer; and

•	Stephen T. Wills was re-appointed Chief Financial Officer.

Designees of our successor sponsor now constitute the entire Board and its executive officers.

Heads of Agreement

April 2, 2024, we entered into a non-binding heads of agreement with Tembo regarding a potential business combination transaction.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2023 date of our audited financial statements contained in this Annual Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the year ended December 31, 2023, we had net income of $1,564 thousand, which consisted of $2,704 thousand of interest income and dividend income and realized gains on marketable securities held in our trust account, less operating expenses of $1,140 thousand.

For the year ended December 31, 2022, we had net income of $894 thousand, which consisted of $1,861 thousand of interest income and dividend income and realized gains on marketable securities held in our trust account, less operating expenses of $967 thousand.

Liquidity and Capital Resources

As of December 31, 2023, we had $78 thousand in our operating bank account, and a working capital deficit of $1,042 thousand.

Our liquidity needs to date have been satisfied through loans from the original sponsor to cover certain operating expenses.

On May 24, 2021, our original sponsor agreed to lend us up to $300,000 to be used for a portion of the expenses of our initial public offering; our obligation to repay those loans was reflected in a $300,000 promissory note (the “IPO promissory note”) that we issued to our original sponsor. The loans under that note were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the close of our initial public offering. The loans were repaid upon the closing of the offering on November 2, 2021 out of the offering proceeds not held in our trust account and no amounts were outstanding under the IPO promissory note issued to our original sponsor.

In addition, in order to finance transaction costs leading up to, and in connection with, our potential initial business combination, on March 16, 2023, our original sponsor, together with three primary limited partners of our original sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us up to $450,000, as may be required by us. In March 2023, we requested, and received from our original sponsor, the full $450,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

On November 8, 2023, our original sponsor, together with three primary limited partners of our original sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), committed to funding us up to $120,000, as may be required by us. On November 8, 2023, we requested, and received from our original sponsor, the full $120,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on our trust account (which interest shall be net of taxes payable), minus amounts paid out to redeeming shareholders, as consideration to complete our initial business combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in our trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to our initial business combination, we are using the proceeds held outside of our trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for administrative and support services, and pay taxes to the extent the interest earned on our trust account is not sufficient to pay our taxes. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

As of April 4, 2024, only approximately $10,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested $1,000,000 of additional loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.”

Moreover, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all. Subject to compliance with applicable securities laws, we would only raise financing by issuing additional securities simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Recent Developments

On January 30, 2024, our original sponsor, committed to funding us up to $330,000, as may be required by us. On January 30, 2024, we requested, and received from our original sponsor, the full $330,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

On closing of the sponsor alliance, our original sponsor surrendered to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes (i) dated March 16, 2022, in a principal amount of $450,000, (ii) dated November 8, 2023, in a principal amount of $120,000 and (iii) dated January 30, 2024, in a principal amount of $330,000.

On March 25, 2024, to Energi committed to funding us up to $600,000, as may be required by us. On March 25, 2024, we requested, and received, from Energi the full $600,000 under a promissory note that represents that loan commitment. The promissory note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of our initial business combination or (c) the date of the liquidation of us. The promissory note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the maturity date. In the event Energi forfeits its rights to payment of amounts outstanding under such promissory note, our successor sponsor shall transfer to Energi 600,000 founder shares for no consideration, at such time and on such terms as shall be agreed.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2023, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds from our initial public offering and the sale of the private warrants held in our trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 appears in Item 15 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022 our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Certifying Officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Certifying Officers have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we have not maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Title
Gary Challinor	70	Chief Executive Officer
Stephen T. Wills	67	Chief Financial Officer
Huiyan Geng	46	Independent Director
Emmanuel Meyer	44	Independent Director
Joseph C. Thomassen	56	Independent Director

Gary Challinor was appointed to serve as the Company’s Chief Executive Officer on April 11, 2024. He currently also serves as Chief Operating Officer of VivoPower International PLC. He has over 30 years of experience across a range of senior executive roles in multiple industries around the world. He has worked for Fortune 1000, FTSE and ASX companies and various government organizations across finance, human resources, customer experience, manufacturing, distribution, digital workspace, cloud solutions and more, and been a part of a number of successful startups, scale-ups and turnarounds. Gary’s deep understanding of various organizations has helped them to execute successfully to achieve their goals. As a leader Gary focusses on developing his teams to ensure they achieve both their professional as well as their personal goals. With a history of delivering both sales and profit achievement, Gary has managed teams in excess of 100 people across multiple countries (EMEA, USA, South America, APAC), cultures, languages and time zones whilst ensuring 100% customer satisfaction. Mr. Challinor received his B.A. from Western Sydney University in accounting and computer science and his M.B.A. from University of Reading.

Stephen T. Wills previously served as our Chief Financial Officer and has served as our Chief Financial Officer, since April 8, 2024. He also serves as the Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary of Palatin Technologies, Inc., a publicly traded biopharmaceutical company. Mr. Wills has over 30 years of operational, accounting/auditing, fund-raising, acquisition, licensing, divestiture and healthcare experience. Mr. Wills has served on the board of directors of MediWound Ltd. since April 2017, and as Chairperson from October 2017 until August 2022, and is the chairperson of the audit committee and a member of the compensation committee, also has served on the board of directors of Gamida Cell Ltd. since March 2019, and is chairman of the audit committee and a member of the compensation and finance committees. Mr. Wills served as the Chief Financial Officer of Cactus Acquisition Corp, a Special Purpose Acquisition Company (SPAC), from November 2021 until February 2024, when a new Sponsor acquired majority ownership. Mr. Wills served on the board of trustees and executive committee of The Hun School of Princeton, from 2014 to June 2023, and as its Chairperson from June 2018 to June 2023. Mr. Wills served on the board of directors of Amryt Pharma, and as chairperson of the audit committee and member of the compensation committee from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills served as Executive Chairperson and Interim Principal Executive Officer of Derma Sciences, Inc., from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences. Mr. Wills is a certified public accountant. He holds a bachelor’s degree in accounting from West Chester University and a master’s degree in taxation from Temple University.

Huiyan Geng has served as a member of our Board since February 23, 2024. She has over 10 years of experience in senior accounting roles. Ms. Geng serves as Finance Director of PowerTree. Prior to joining PowerTree, she was the head of European Project Finance in ReneSola Ltd., managing financial activities across the UK and solar farm projects. Prior to ReneSola Ltd., she worked as financial controller at the Ivis Group, overseeing the financial activities across the UK, Malaysia and China. Ms. Geng holds a Masters in Science with a Major in Accounting from the Leeds Beckett University in the U.K. and is an accredited certified accountant.

We believe Ms. Geng is qualified to serve as a member of our Board because of her extensive professional experience in various leadership roles and his general business experience.

Emmanuel Meyer has served as a member of our Board since February 23, 2024. He has over 20 years of experience in infrastructure investment and project management. He is currently Managing Director of PowerTree, an independent power producer in the renewable energy industry. Mr. Meyer also serves as Managing Director of Evergreen Investment Partners AG. In the past, he assisted VivoPower Plc, Magnetar Solar and Conergy AG in M&A transactions and debt capital solutions, with a focus on energy and infrastructure investments in Latin America, Europe and the Middle East. He has also overseen the build-up of the American-backed renewable energy development company. Mr. Meyer earned an MSc in Finance from Bocconi University, Milan. We believe Mr. Meyer is qualified to serve as a member of our Board because of his extensive professional experience in various leadership roles and his general business experience.

Joseph C. Thomassen has served as a member of our Board since February 23, 2024. He has over 20 years of experience in managing team growth and internationalization. He currently serves as Technical Director at PowerTree. He also serves as Managing Director to Orange New Energy b.v. Prior to joining PowerTree, Mr. Thomassen was with Leclanché, where he led the Distributed Power Generation business. Before that, he worked at Nedap, NXP and Philips and gained exposure to the semiconductors and energy systems markets. Mr. Thomassen holds a BGSc in Electrical Engineering and Computer Science from Fontys University of Applied Sciences, in Venlo, The Netherlands. We believe Mr. Thomassen is qualified to serve as a member of our Board because of his extensive professional experience in various leadership roles and his general business experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our successor sponsor appointed each of our directors or a two-year term, and holders of our public shares do not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by the holders of at least 90% of our shares as, being entitled to do so, vote in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founders shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of our company or its subsidiaries or any other individual having a relationship which in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that, upon their appointments, each of our independent directors, Mr. Meyer, Mr. Thomassen and Ms. Geng, will be an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee is entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees -an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised entirely of independent directors. In lieu of a standing nominating committee, a majority of our independent directors may recommend a director nominee for selection by the board of directors (as described below under “Nominating Committee”).

Audit Committee

We have established an audit committee of the Board. Mr. Meyer, Mr. Thomassen and Ms. Geng will serve as members of our audit committee and Ms. Geng will serve as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such prospective member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Ms. Geng qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

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

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

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

Compensation Committee

We have established a compensation committee of the Board. Mr. Thomassen and Ms. Geng will serve as members of our compensation committee and Ms. Geng will serve as the chairperson of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation (if any) and any incentive-compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Meyer, Mr. Thomassen and Ms. Geng. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of Class A Ordinary Shares to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who beneficially own more than 10% of our Class A Ordinary Shares are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based upon a review of such forms), we believe that during the year ended December 31, 2023, and to the date of this Information Statement, there were no delinquent filers with the following exceptions: each of Mr. Meyer, Mr. Thomassen and Ms. Geng failed to file a Form 3 within 10 days of their appointment as directors on March 4, 2024 and instead filed such forms on March 6, 2024 and the successor sponsor failed to file a Form 3 within 10 days of its acquisition of more than 10% of Class A Ordinary Shares on March 4, 2024 and instead filed such forms on March 6, 2024.

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

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	duty to not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

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

•

Our original sponsor and the other initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our original sponsor and the other initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within the remaining months of the combination period. However, if our original sponsor and the other initial shareholders or any of our officers, directors or affiliates acquired public shares as part of or after our initial public offering, they are entitled to liquidating distributions from our trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private warrants that are held in our trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private warrants are subject to the following transfer restrictions:

•

50% of the founders shares will not be transferable, assignable or salable by our successor sponsor, original sponsor and the other initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

•

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

•

With certain limited exceptions, the private warrants and underlying securities will not be transferable, assignable or salable by our successor sponsor, original sponsor and the other initial shareholders until 30 days after the completion of our initial business combination. Since our successor sponsor, original sponsor and the other initial shareholders and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

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

•	Our Chief Executive Officer, Gary Challinor, is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo, with which we entered into a heads of agreement on April 2, 2024.

•	The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor shareholders, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor shareholders, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

In addition, our sponsor shareholders or any of their affiliates may make additional investments in our company in connection with the initial business combination, although our sponsor shareholders and their affiliates have no obligation or current intention to do so. If our sponsor shareholders or any of their affiliates elects to make additional investments, such proposed investments could influence our sponsor shareholders’ motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor shareholders and the other initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founders shares and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

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

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in our trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against our trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of our trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Our successor sponsor has assigned founder shares to each of our independent directors (25,000 founder shares to each of Mr. Thomassen and Ms. Geng and 120,000 founder shares to Mr. Meyer) and has agreed to assign 30,000 founder shares and 30,000 private warrants to our CFO, Mr. Wills upon completion of our initial business combination.

One of our directors Mr. E Meyer, may be deemed to have an indirect beneficial ownership interest in us, due to his serving as sole director of our successor sponsor. In addition, our successor sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee also reviews, on a quarterly basis, all payments that were made to our successor sponsor, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of the date of this Annual Report by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
EVGI Limited(3)	2,360,000	(4)	46.50%
Cactus Healthcare Management LP(5)	632,500	(5)	12.46%
RiverNorth Capital Management, LLC(6)	700,000		13.79%
683 Capital Management, LLC(7)	450,000		8.87%
Mizuho Financial Group, Inc.(8)	297,807		5.87%
Directors and Executive Officers
Gary Challinor	—		—
Emmanuel Meyer(9)	120,000		2.36%
Stephen T. Wills(10)	—		—
Huiyan Geng(11)	25,000		*
Joseph C. Thomassen(12)	25,000		*
All officers, directors as a group (five individuals)(3)(13)	2,530,000		49.85%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cactus Acquisition Corp. 1 Limited, 4B Cedar Brook Drive, Cranbury, NJ 08512.
(2)

The percentage of Class A Ordinary Shares outstanding is based upon 5,074,870 Class A Ordinary Shares issued and outstanding as of March 5, 2024. In addition, as of that date, the successor sponsor holds 1 outstanding Class B Ordinary Share, which will convert into 1 Class A Ordinary Share on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, the Class B Ordinary Share has the same rights as Class A Ordinary Shares, except that only the Class B Ordinary Share has the right to vote in the election of directors, as described herein. Consequently, we have treated the 1 Class B Ordinary Share as part of the Class A Ordinary Shares solely for the purposes of the presentation of the successor sponsor’s beneficial ownership herein.

(3)

EVGI Ltd, our successor sponsor, directly holds our shares that are reported in this row. Mr. Meyer is the sole director of our successor sponsor and as such, he has voting and investment discretion with respect to the shares held by our successor sponsor and may be deemed to have beneficial ownership of the shares held by our successor sponsor. Evergreen Investment Partners AG (“Evergreen”) is the sole shareholder of our successor sponsor and as such, has voting and investment discretion with respect to the shares held by our successor sponsor and may be deemed to have beneficial ownership of the shares held by our successor sponsor. The address of our successor sponsor is 143 Station Road, Hampton, United Kingdom TW12 2AL.

(4)

Consists of 2,529,999 Class A Ordinary Shares and 1 Class B Ordinary Share. See footnote (3) above. Excludes 3,893,334 Class A Ordinary Shares underlying warrants held by successor sponsor, which are not exercisable as of, or within 60 days of, the date of this Information Statement.

(5)

Cactus Healthcare Management LP, our original sponsor, directly holds our shares that are reported in this row. Cactus Healthcare Management LLC serves as the sole general partner of original sponsor, and may therefore be deemed to share voting and investment authority with respect to the shares held thereby. Each of Israel Biotech Fund, Kalistcare Ltd. (an affiliate of Consensus Business Group) and Clal Biotechnology Industries holds an equal 33.33% equity interest in Cactus Healthcare Management LLC. No single individual or group of individuals possesses the ability to control the decisions made by the sole general partner. Each of Mr. Shamir, Dr. Shulkin and Dr. Ron holds a limited partnership interest in the original sponsor (a 1.25%, 1.0%, and 1.0% limited partnership interest, respectively), and Mr. Wills, holds a 4.75% limited partnership interest in the original sponsor. Excludes 973,333 Class A ordinary shares underlying warrants held by the original sponsor, which are not exercisable as of, or within 60 days of, the date of this Information Statement.
(6)

Based solely on a Schedule 13G filed by RiverNorth Capital Management, LLC with the SEC on February 14, 2024. Highbridge Capital Management, LLC serves as the investment adviser to certain funds and accounts, and may be deemed to share beneficial ownership of all of the reported shares (shared voting power and shared dispositive power) with respect to all of these shares. The address of RiverNorth Capital Management, LLC is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(7)

Based solely on a Schedule 13G filed by 683 Capital Management, LLC, with the SEC on February 14, 2024. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficially owned the 450,000 Common Shares beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 450,000 Common Shares beneficially owned by 683 Capital Management, LLC. The address of these entities is 1700 Broadway, Suite 4200, New York, NY 10019.

(8)

Based solely on a Schedule 13G filed by Mizuho Financial Group, Inc. with the SEC on February 13, 2024. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(9)	Please see footnote (3) above for a description of Mr. Meyer’s ownership interest in our successor sponsor. Includes 120,000 assigned by the successor sponsor to Mr. Meyer on April 8, 2024.
(10)

Please see footnote (5) above for a description of Mr. Wills’ ownership interest in our original sponsor. Excludes 30,000 founder shares that may be assigned to Mr. Wills upon completion of our initial business combination. Also excludes any shares beneficially owned by Mr. Wills pursuant to his limited partnership interest in the original sponsor.

(11)	Includes 25,000 assigned by the successor sponsor to Ms. Geng on April 8, 2024.
(12)	Includes 25,000 assigned by the successor sponsor to Mr. Thomassen on April 8, 2024.
(13)	Excludes any shares beneficially owned by Mr. Wills pursuant to his limited partnership interest in the original sponsor. See footnote (5).

Prior to our initial business combination, only holders of our founders shares will have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our sponsor shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Concurrently with our initial public offering, our original sponsor purchased, in the aggregate, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000, in the aggregate) in a private placement. Each whole private warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private warrants was added to the proceeds from our initial public offering and is held in our trust account pending our completion of our initial business combination. If we do not complete our initial business combination by the end of the combination period, the proceeds of the sale of the private warrants held in our trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. Pursuant to the sponsor purchase agreement, on February 23, 2024 the original sponsor transferred to the successor sponsor 3,893,334 private warrants. The private warrants will not be redeemable by us so long as they are held by the sponsor shareholders. If the private warrants are held by holders other than our sponsor shareholders or their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the units in our initial public offering.

Our original sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founders Shares and Private Warrants

The founders shares and private warrants and any Class A ordinary shares issued upon conversion or exercise thereof (as applicable) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our sponsor shareholders with us. Those lock-up provisions provide that such securities are not transferable or salable:

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

The above-described transfer restrictions are subject to an exception, in each case, for transfers (i) to our officers or directors, any affiliates or family members of our officers or directors, any members of our original sponsor, or any affiliates of our original sponsor, (ii) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (iii) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (iv) in the case of an individual, pursuant to a qualified domestic relations order; (v) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (vi) in the event of our liquidation prior to our completion of our initial business combination; (vii) by virtue of the laws of the Cayman Islands or our original sponsor’s exempted limited partnership agreement, as amended, upon liquidation of our original sponsor; or (viii) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (i) through (v) or (vii) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our original sponsor with respect to such securities (including provisions relating to voting, our trust account and liquidation distributions described elsewhere in this Annual Report).

Registration Rights

The holders of the founders shares and private warrants (and any ordinary shares issuable upon the exercise of the private warrants and upon conversion of the founders shares) will be entitled to registration rights pursuant to the registration rights agreement requiring us to register such securities for resale. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that we register such securities. The holders of the majority of the founders shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Class B ordinary share is to be released from its transfer restrictions. The holders of a majority of the private warrants (or underlying securities) issued to our original sponsor, officers, directors or their affiliates can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the sponsor alliance, we, our original sponsor and our successor sponsor entered into the registration rights joinder agreement whereby (a) our original sponsor assigned its rights under the registration rights agreement with respect to the sponsor transferred securities to our successor sponsor and (b) our successor sponsor became party to the registration rights agreement.

Equity Compensation Plans

None of our officers or directors has received any cash compensation for services rendered to us. Our successor sponsor has assigned founder shares to each of our independent directors (25,000 founder shares to each of Mr. Thomassen and Ms. Geng and 120,000 founder shares to Mr. Meyer) and has agreed to assign 30,000 founder shares and 30,000 private warrants to our CFO, Mr. Wills, upon completion of our initial business combination. In addition, our successor sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our successor sponsor, officers, directors or our or their affiliates.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In May 2021, our original sponsor purchased 2,875,000 founders shares for an aggregate purchase price of $25,000, or approximately $0.008 per share. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 founders shares held by our original sponsor.

Our original sponsor purchased, in a private placement that closed simultaneously with the closing of our initial public offering, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our original sponsor is permitted to transfer the private warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our original sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The private warrants will be non-redeemable so long as they are held by our original sponsor or its permitted transferees (except as described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters- Transfers of Founders Shares and Private Warrants”). The private warrants may be exercised by the original sponsor or its permitted transferees for cash. Other that as described above in this paragraph, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the initial public offering units (including, that they are not exercisable on a cashless basis).

On February 9, 2024, we entered into the sponsor purchase agreement pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor (a) an aggregate of 2,530,000 founders’ shares, consisting of 2,529,999 Class A ordinary shares and 1 Class B ordinary share and (b) 3,893,334 private warrants. These sponsor transferred securities collectively constituted 80% of our securities owned by our original sponsor prior to the sponsor transfer. The original sponsor has retained 632,500 Class A Ordinary Shares and 973,333 Private Warrants.

Administrative Services Agreement

On May 21, 2021, we entered into the administrative services agreement pursuant to which we pay our original sponsor up to $10,000 per month for office space, administrative and support services. The administrative services agreement was terminated on February 15, 2024 pursuant to the administrative services agreement termination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance -Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may, subject to applicable law, take priority over their duties to us. Our successor sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our successor sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

IPO promissory note

On May 24, 2021, our original sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering; our obligation to repay those loans was reflected in a $300,000 IPO promissory note that we issued to our original sponsor. The loans under that note were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the close of our initial public offering. The loans were repaid upon the closing of the offering on November 2, 2021 out of the offering proceeds not held in our trust account and no amounts were outstanding under the IPO promissory note issued to our original sponsor.

Original sponsor promissory notes

In addition, in order to finance transaction costs leading up to, and in connection with, our potential initial business combination, on March 16, 2023, our original sponsor, together with three primary limited partners of our original sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us up to $450,000, as may be required by us. In March 2023, we requested, and received from our original sponsor, the full $450,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

On November 8, 2023, our original sponsor, together with three primary limited partners of our original sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), committed to funding us up to $120,000, as may be required by us. On November 8, 2023, we requested, and received from our original sponsor, the full $120,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

Recent Developments

On January 30, 2024, our original sponsor, together with three primary limited partners of our original sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), committed to funding us up to $330,000, as may be required by us. On January 31, 2024, we requested, and received from our original sponsor, the full $330,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

On closing of the sponsor alliance, our original sponsor surrendered to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes (i) dated March 16, 2022, in a principal amount of $450,000, (ii) dated November 8, 2023, in a principal amount of $120,000 and (iii) dated January 30, 2024, in a principal amount of $330,000.

On March 25, 2024, to Engeri committed to funding us up to $600,000, as may be required by us. On March 25, 2024, we requested, and received, from Energi the full $600,000 under a promissory note that represents that loan commitment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resource – Recent Developments”.

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

On April 8, 2024, our success sponsor entered into an agreement with our CFO, Mr. Wills, to assign 30,000 founder shares and 30,000 private warrants to him upon completion of (and subject to) our initial business combination.

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

Our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our successor sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our successor sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our successor sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private warrants held in our trust account prior to the completion of our initial business combination:

•

Until the arrangement was terminated pursuant to the administrative services agreement termination on February 15, 2024, payment to our original sponsor of up to $10,000 per month for office space, administrative and support services;

•	Payment of consulting, success or finder fees to our sponsor shareholders, officers, directors, or their affiliates in connection with the consummation of our initial business combination;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

•

At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our successor sponsor. We may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest..

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private warrants not held in our trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of our trust account released to us in connection therewith.

Our audit committee reviews on a quarterly basis all payments that are made to our successor sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Meyer, Mr. Thomassen and Ms. Geng, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements, including with respect to our IPO process that was completed in November 2021. Audit fees were $163,250 and $92,700 for the years ended December 31, 2022 and December 31, 2023, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay PwC Israel any audit-related fees for the years ended December 31, 2022 and December 31, 2023 respectively.

Tax Fees. We did not pay PwC Israel any tax fees for the years ended December 31, 2022 and December 31, 2023, respectively.

All Other Fees. We did not pay PwC Israel for other services years ended December 31, 2022 and December 31, 2023, respectively.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 28, 2021, by and among the Registrant, Moelis & Company LLC and Oppenheimer & Co. Inc. (1)

3.1	Amended and Restated Memorandum and Articles of Association (2)

3.1.2	Amendments to Articles 49.7 and 49.8 of the Amended and Restated Memorandum and Articles of Association of the Company (3)

3.1.3	Amendments to Articles 17.2 through 17.6 of the Amended and Restated Memorandum and Articles of Association of the Company (4)

3.1.4	Amendment to Article 49.10 of the Amended and Restated Memorandum and Articles of Association of the Company (5)

3.1.5	Amendments to Articles 49.7 and 49.8 of the Amended and Restated Memorandum and Articles of Association of the Company (6)

4.1	Specimen Unit Certificate (7)

4.2	Specimen Class A Ordinary Share Certificate (8)

4.3	Specimen Warrant Certificate (9)

4.4	Warrant Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (10)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*

10.1	Promissory Note, executed on May 14, 2021, issued by the Registrant to Cactus Healthcare Management LP (11)

10.1.2	Amendment No. 1 to Promissory Note dated May 14, 2021, executed on September 30, 2021, by and between the Registrant and Cactus Healthcare Management LP (12)

Exhibit No.	Description

10.2	Letter Agreement, dated October 28, 2021, by and among the Registrant, its officers and directors and Cactus Healthcare Management LP (13)

10.3	Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (14)

10.3.2	Amendment to Investment Management Trust Agreement, dated as of April 20, 2023 (15)

10.3.3	Amendment to Investment Management Trust Agreement, dated as of November 2, 2023 (16)

10.4	Registration Rights Agreement, dated November 2, 2021, by and between the Registrant and certain security holders (17)

10.5	Share Purchase Agreement, dated May 14, 2021, between the Registrant and Cactus Healthcare Management LP (18)

10.6	Private Warrants Purchase Agreement, dated November 2, 2021, by and between the Registrant and Cactus Healthcare Management LP (19)

10.7	Form of Indemnity Agreement entered into by the Registrant with each of its executive officers and directors on November 2, 2021 (20)

10.8	Promissory Note, dated March 16, 2022, issued by the Registrant to Cactus Healthcare Management LP (21)

10.9	Form of Non-Redemption Agreement (22)

10.10	Promissory Note, dated November 8, 2023, issued by the Registrant to Cactus Healthcare Management LP (23)

10.11	Promissory Note, dated January 30, 2024, issue by the Registrant to Cactus Healthcare Management LP*

10.12	Sponsor Securities Purchase Agreement, dated February 9, 2024, by and among the Company, the Sponsor and Purchaser (24)

10.13	Notice of Assignment of Rights Under, and Joinder, dated February 15, 2024, by and among the Company, the Sponsor and the Purchaser, with respect to the Registration Rights Agreement, dated November 2, 2021 (25)

10.14	Waiver, dated February 15, 2024, granted by the Company to the Sponsor under the Letter Agreement dated October 28, 2021 (26)

10.15	Deferred Underwriting Fee Waiver granted by underwriter of the Company’s initial public offering (27)

10.16	Administrative Services Agreement, dated May 21, 2021, between the Company and Cactus Healthcare Management L.P. (28)

10.17	Note Termination Agreement, dated February 15, 2024, by and between the Company and the Sponsor (29)

10.18	Termination of Administrative Support Services Agreement, dated February 15, 2024, by and between the Company and the Sponsor (30)

10.19	Promissory Note, dated March 25, 2024, issued by the Registrant to Energi Holding Limited (31)

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(2)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(4)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(5)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(6)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023
(7)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2023
(8)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(9)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(10)	Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(11)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(12)	Incorporated herein by reference to Exhibit 10.1.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(13)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(14)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(15)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(16)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2023

(17)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(18)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(19)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(20)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(21)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023
(22)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022
(23)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 14, 2023
(24)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(25)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(26)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(27)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(28)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC November 3, 2021
(29)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(30)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(31)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2024
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

CACTUS ACQUISITION CORP. 1 LIMITED
FINANCIAL STATMENTS
AS OF DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm
To

the board of directors and shareholders of Cactus Acquisition Corp. 1 Limited
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Cactus Acquisition Corp. 1 Limited (the “Company”) as of December 31, 2023 and 2022 and the related statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the result of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has until November 2, 2024 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that it will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited
Tel-Aviv,
Israel
April
15
, 2024
PCAOB ID 1309
We have served as the Company’s auditor since 2021.
Kesselman & Kesselman, 146 Derech Menachem Begin,
Tel-Aviv
6492103, Israel,
P.O Box 50005
Tel-Aviv
6150001, Telephone: +972

7954555, Fax:+972

7954556, www.pwc.com/il

CACTUS ACQUISITION CORP. 1 LIMITED
BALANCE SHEETS

		December 31
	Note	2023	2022
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		78	243
Prepaid expenses		—	275

TOTAL CURRENT ASSETS		78	518

NON-CURRENT ASSETS:
Cash held in trust account		21,161	130,893

TOTAL ASSETS		21,239	131,411

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Related party	5b	12	12
Sponsor loan		570	—
Accrued expenses and other liabilities		538	130

TOTAL CURRENT LIABILITIES		1,120	142

LONG TERM LIABILITIES -
Underwriters’ deferred compensation	6	4,428	4,428

TOTAL LIABILITIES		5,548	4,570

COMMITMENTS AND CONTINGENCIES
CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 1,912,371 shares at December 31, 2023, at a redemption value of $11.07 and 12,650,000 shares at December 31, 2022, at a redemption value of $10.35 per share	3	21,161	130,893
CAPITAL DEFICIENCY:	7
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively		—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share and 3,162,500 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		—	—
Accumulated deficit		(5,470)	(4,052)

TOTAL CAPITAL DEFICIENCY		(5,470)	(4,052)

TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		21,239	131,411

(*)	Represents an amount less than 1 thousand US Dollars
The accompanying notes are an integral part of these financial statements
.

CACTUS ACQUISITION CORP. 1 LIMITED
STATEMENTS OF OPERATIONS

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	2,704	1,861
FORMATION AND OPERATING EXPENSES	(1,140)	(967)

NET EARNINGS FOR THE YEAR	1,564	894

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	5,542,547	12,650,000
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 4	0.50	0.09
WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS B AND CLASS A ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500
BASIC AND DILUTED LOSS PER NON-REDEEMABLE CLASS B AND CLASS A ORDINARY SHARES, see Note 4	(0.37)	(0.06)

The accompanying notes are an integral part of these financial statements
.

CACTUS ACQUISITION CORP. 1 LIMITED
STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares
	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2021	—	—	3,162,500	*	—	(3,083)	(3,083)
CHANGES DURING 2022:
Subsequent accretion of Class A common stock subject to redemption amount as of December 31, 2022						(1,863)	(1,863)
Net earnings for the year						894	894

BALANCE AT DECEMBER 31, 2022	—	—	3,162,500	*	—	(4,052)	(4,052)
CHANGES DURING 2023:
Sponsor surrender of 299,990 class B common stock					492		492
Subsequent accretion of Class A common stock subject to redemption amount as of December 31, 2023					(492)	(2,982)	(3,474)
Conversion of Class B common stock	3,162,499	*	(3,162,499)	*			*
Net earnings for the yea r						1,564	1,564

BALANCE AT DECEMBER 31, 2023	3,162,499	*	1	*		(5,470)	(5,470)

The accompanying notes are an integral part of these financial statements
.

CACTUS ACQUISITION CORP. 1 LIMITED
STATEMENT OF CASH FLOWS

	Year ended December 31
	2023	2022
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings for the year	1,564	894
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	275	333
Decrease in related parties	—	(1)
Increase (decrease) in accrued expenses	408	(97)

Net cash provided by operating activities	2,247	1,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A Ordinary share	(112,714)	—
Proceeds from sponsor loan	570	—

Net cash used in financing activities	(112,144)	—

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(109,897)	1,129
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	131,136	130,007

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	21,239	131,136

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	78	243
Cash held in trust account	21,161	130,893

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	21,239	131,136

The accompanying notes are an integral part of these financial statements
.

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
The Company may pursue a business combination target in any business or industry and across any geographical region and has historically focused its search on technology-based healthcare businesses that are domiciled in Israel that carry out all or a substantial portion of their activities in Israel or that have some other significant Israeli connection. Since the closing of the Sponsor Alliance (see Note 8 Subsequent Events), the Company altered the focus of its search to emerging technology companies globally, and particularly those in the renewables sector.
The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity for the period from inception through December 31, 2023 relates to the Company’s formation and its initial public offering (the “Public offering”) described below. The Company generates non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing
At December 31, 2023, the Company’s sponsor is Cactus Healthcare Management, L.P., a Delaware limited partnership (the “Sponsor”). See Note 8 - Subsequent Events for additional details.
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
(continued)
:

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares and any Class B ordinary shares converted to Class A shares (as described in Note 7) held by them if the Company fails to complete the initial Business Combination within 18 months of the closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 18 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
(continued)
:

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

f.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern
On November 2, 2023 the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2023 to November 2, 2024 (hereafter – the Mandatory Liquidation Date). If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date.
Concurrently, in order to finance the requested extension and continued operations, the Company requested that the $120 thousand promissory note (see note 5) with the Sponsors be funded. The Company drew down the full amount in November 2023. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date. See also Note 5.
No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date.
See Note 8 - Subsequent Events for additional detail.

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
(continued)
:

This may make a comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, because of the potential differences in accounting standards used.

h.	Extension Amendment / Articles Amendment Proposal
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
(continued)
:

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
In exchange for the foregoing commitment, the Sponsor agreed to transfer an aggregate of 184,990 founders shares (which were converted from Class B ordinary shares to Class A ordinary shares) held by the Sponsor to the
Non-Redeeming
Shareholders immediately following, and subject to, consummation of a business combination. The number of founders shares transferable by the Sponsor to the
Non-Redeeming
Shareholders was to be subject to increase if the number of publicly-held Class A ordinary shares that were not redeemed in connection with the Second Extension Meeting was to exceed 2,000,000. Since 1,912,371 publicly-held Class A ordinary shares were not redeemed, no additional founders shares are due to the
Non-Redeeming
Shareholders. The 184,990 Class A shares due to the
Non-Redeeming
Shareholders has an implied value of $1.67
per share
, or an aggregate of $308,000. The $308,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.07 and assigning a probability of acquisition
of 15%. This $308,000 value consideration is reflected in the shareholders equity section of the financial statements
.
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

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
(continued)
:

In addition to transfer of founders shares, the Sponsor and the Company committed, in connection with the shareholders’ approval of the Second Extension, to contribute to the Company’s Trust Account, on a monthly basis throughout the Second Extension period, the lesser of (i) $20,000 and (ii) $0.01 per publicly-held Class A ordinary share multiplied by the number of publicly-held Class A ordinary shares outstanding. Monthly contributions are to be made on the 15 th
day of each calendar month during the Second Extension, beginning in November 2023 and until (but not including) November 2024. Given the 1,912,371 publicly-held Class A ordinary shares that were not redeemed, the contributions over the course of the twelve-month Second Extension period are expected to amount to approximately $19,124 per month, or up to $229,485 in the aggregate. The Sponsor contributions will cease on such earlier date on which (a) the Company’s board of directors determines to liquidate the Company or (b) a Business Combination is completed. These contributions are expected to be funded, in part, by the Sponsor under the below-described promissory note issued by the Company to the Sponsor, and if operations continue, from future promissory notes.

i.	Notice of Delisting
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
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Notice states that the Company has 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. The Notice states that if at any time before December 26, 2023, the Company’s MVLS closes at $50 million or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that the Company has regained compliance with the MVLS Rule. The Company took steps to regain compliance prior to the December 26, 2023 date and on February 15, 2024, Nasdaq staff notified the Company that it had regained compliance the MVLS rule.
On October 23, 2023, the Company submitted a plan to regain compliance with the Minimum Total Holders Rule. On November 9, 2023 Nasdaq accepted the Company’s plan, and in doing so Nasdaq granted the Company an extension until March 6, 2024 (subsequently extended to March 11, 2024) to evidence compliance with the Minimum Total Holders Rule. On March 12, 2024 the Company received- notice from Nasdaq that it was once again in compliance with the Minimum Total Holders Rule (see Note 8 Subsequent Events).

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
As of December 31, 2023, the Company held deposits of $21,161 thousand in a Blackrock treasury money market trust account. The Company included the balance in the trust account in cash and cash equivalents when reconciling beginning-of-period
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
Accordingly, on December 31, 2023 and 2022, 1,912,371 and 12,650,000, respectively, Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value of $11.06 and $10.35 per share respectively.

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
(continued)
:

The proceeds from the IPO, as well as the related issuance costs were allocated based on relative fair value between the public warrants and the redeemable class A shares.

Redeemable Shares of Class A Common Stock
U.S. dollars in thousands
Class A common stock subject to possible redemption, as of December 31, 2021	129,030
Plus:
Accretion of carrying value to redemption value	1,863

Class A common stock subject to possible redemption, as of December 31, 2022	130,893

Plus:
Accretion of carrying value to redemption value	3,474

Less:
Sponsor surrender at 299,990 class B ordinary shares	(492)
Redemption of Class A Ordinary Share	(112,714)

Class A common stock subject to possible redemption, as of December 31, 2023	21,161

g.	Warrants
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
(continued)
:

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

k.	Net Earnings per share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings attributable to holders of ordinary shares of the Company, by the weighted average number of ordinary shares outstanding for the reporting period.
In computing the Company’s diluted earnings per share, the denominator for diluted earnings per share is a computation of the weighted-average number of ordinary shares and the potential dilutive ordinary shares outstanding during the period.

l.	Recent accounting pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
NOTE 3 - PUBLIC OFFERING:
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
(continued)
:

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
The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 and Note 8 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.
NOTE 4 - EARNINGS (LOSS) PER SHARE:

a.	Basic
As of December 31, 2023 and 2022, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable
Class A and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Year ended December 31
	2023	2022
	U.S. dollars in thousands (except share data)
Net earnings for the year	1,564	894
Less - interest earned on marketable securities held in trust account	(2,704)	(1,861)

Net loss excluding interest	(1,140)	(967)
Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(726)	(774)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	3,474	1,861

	2,748	1,087
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	5,542,547	12,650,000

Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.50	0.09

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 4 - EARNINGS (LOSS) PER SHARE
(continued)
:

	Year ended December 31
	2023	2022
	U.S. dollars in thousands (except share data)
Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(414)	(193)
Accretion	(770)	—

	(1,184)	(193)
Denominator:
Weighted average of Class B ordinary shares outstanding	3,162,500	3,162,500

Basic and diluted loss per non-redeemable Class A and Class B ordinary share:	(0.37)	(0.06)

b.	Diluted
As of December 31, 2023 and 2022, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.
NOTE 5 - RELATED PARTY TRANSACTIONS:

a.	Issuance of shares
In May 2021, the Company’s sponsor purchased 2,875,000 founders shares from the Company for an aggregate purchase price of $25 thousand, or approximately $0.009 per share. On October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors. For warrants purchased by the sponsor at the Initial Public Offering see note 3. See Note 8 - Subsequent Events for additional detail.

b.	Administrative Services Agreement
On May 21, 2021, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the IPO and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. See Note 8 - Subsequent Events for additional detail.

c.	Promissory Notes
On March 16, 2022, the Company signed a convertible promissory note under which it can borrow up to a $450 thousand principal amount from the three members ($150 thousand each) of the Sponsor or its registered assigns or successors in interest (the “Payee”). The Company shall draw amounts to finance costs and expenses related to its Business Combination. The promissory note bears no interest and is payable on the earlier of (i) the date on which the

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 5 - RELATED PARTY TRANSACTIONS
(continued)
:

Company ceases operations for the purpose of winding up, or (ii) the date on which the Company consummates a Business Combination. In lieu of repayment by the Company, the Payee may elect at least five days prior to the Maturity Date to convert, on the Maturity Date, any unpaid principal amounts outstanding hereunder into warrants to purchase Class A ordinary shares, par value $0.0001 of the Company, at a conversion price of $1.50 per warrant. Each such warrant will have an exercise price of $11.50 per underlying share of the Company and will otherwise be identical to the private warrants sold by the Company to the Sponsor concurrently with the Company’s initial public offering. See also Note 1f and Note 3.
In March 2023, the Company requested of the Sponsor that the $450 thousand promissory note be funded. The Company drew down all $450 thousand of the promissory note by December
2023
.
On
November 8, 2023, the Company issued a convertible promissory note to the Sponsor under which the Company can borrow up to a $120 thousand principal amount from the Sponsor or its registered assigns or successors in interest (the “Payee”), which to be funded equally by the primary three limited partners of the Sponsor ($40,000 each). The Company shall draw amounts under the promissory note to fund costs and expenses related to its operations and the Business Combination. The promissory note contains the same terms and conditions as the March 16, 2022 promissory note referenced above.
On November 8, 2023, the Company requested of the Sponsor that the full amount of the $120 thousand promissory note be funded. The requested amount of $120 thousand was received by the Company on November 13, 2023.
See Note 8 - Subsequent Events for additional detail.
NOTE 6 - COMMITMENTS AND CONTINGENCIES
Underwriters’ Deferred Compensation
Under the Underwriting Agreement, the Company shall pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet at December 31, 2023 and 2022 as management has deemed the consummation of a Business Combination to be probable. See Note 8 - Subsequent Events for additional detail.
NOTE 7 - CAPITAL DEFICIENCY:

a.	Ordinary Shares
Class A ordinary shares
The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering on December 31, 2022 the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 7 - CAPITAL DEFICIENCY
(continued)
:

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
See Note 8 - Subsequent Events for additional detail.

b.	Preference shares
The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of December 31, 2023, the Company has no Preference shares issued and outstanding.
NOTE 8 - SUBSEQUENT EVENTS:

a.	Promissory Notes
On January 30, 2024, the Company issued a convertible promissory note to the Sponsor under which the Company can borrow up to a $330 thousand principal amount from the Sponsor or its registered assigns or successors in interest (the “Payee”), which will be funded equally by the primary three limited partners of the Sponsor ($110,000 each). The Company shall draw amounts under the promissory note to fund costs and expenses related to its operations and the Business Combination. The promissory note contains the same terms and conditions as the March 16, 2022 and November 8, 2023 promissory notes referenced above (see Note 4).
On January 31, 2024, the Company requested of the Sponsor that the full amount of the $330 thousand promissory note be funded. The requested amount of $330 thousand was received by the Company on February 5, 2024.
On March 25, 2024, the Company issued an unsecured promissory note to Energi Holding Limited (the “Lender”) with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date.
In the event the Lender forfeits its rights to payment of amounts outstanding under the Note, EVGI Limited (the “
Purchaser
”) shall transfer to the Lender 600,000 of the Company’s
Class A ordinary shares held of record by the Purchaser for no consideration, at such time and on such terms as shall be agreed.

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 8 - SUBSEQUENT EVENTS
(continued)
:

On March 25, 2024, the Lender advanced $600,000 to the Company under the Note. If the Company does not consummate an initial business combination by the Maturity Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgive
n.

b.	Sponsor Alliance
On February 9, 2024, the Company entered into a sponsor securities purchase agreement (the “Purchase Agreement”) with the Company’s sponsor, Cactus Healthcare Management, L.P. (the “Sponsor”) and the Purchaser, pursuant to which, on February 23, 2024, the Sponsor transferred to the Purchaser (a) an aggregate of 2,530,000 founders’ shares (“Founders’ Shares”), consisting of 2,529,999 Class A ordinary shares, par value $0.0001 of the Company (“Class A ordinary shares”) and one Class B ordinary share, par value $0.0001, of the Company (“Class B ordinary share”), and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the Sponsor concurrently with the Company’s initial public offering in November 2021 (the “IPO”) (collectively, the “Transferred Securities”). The Transferred Securities collectively constituted 80% of the securities of the Company owned by the Sponsor prior to the transaction. The Sponsor has retained 632,501 Founders’ Shares and 973,333 Private Warrants. The transfer of Founders’ Shares and Private Warrants to the Purchaser pursuant to the Purchase Agreement is referred to as the “Transfer.” The Transfer, all agreements executed in connection with the Transfer (including the transactions contemplated therein) and the Management Change (as defined below) are referred to as the “Sponsor Alliance.”
In connection with the Sponsor Alliance, the Company, the Sponsor and the Purchaser entered into a joinder agreem
e
nt (the “Registration Rights Joinder Agreement”) to the registration rights agreement, dated November 2, 2021, by and among the Company, the Sponsor and any other holders of the Company’s securities who become party thereto from time to time (the “Registration Rights Agreement”) whereby (i) the Sponsor assigned its rights under the Registration Rights Agreement with respect to the Transferred Securities to the Purchaser, and (ii) the Purchaser became party to the Registration Rights Agreement. Also, in connection with the Transfer, the Company waived the transfer restrictions applicable to the Transferred Securities under the letter agreement, dated October 28, 2021 (the “Letter Agreement”), by and among the Company, the Sponsor and the original officers and directors of the Company, in order to allow for the Transfer by the Sponsor to the Purchaser of the Founders’ Shares and Private Warrants (the “Letter Agreement Waiver”). In addition, in connection with the closing of the Transfer, the Company obtained a waiver from the representatives of the underwriters of the Company’s IPO, with respect to the underwriters’ respective entitlement to the payment of any deferred underwriting commissions under the terms of the Underwriting Agreement, dated October 28, 2021, by and between the Company and the underwriters of the IPO.
As part of the closing of the Sponsor Alliance on February 23, 2024, the Company introduced a change in management (the “Management Change”) and the board of directors of the Company (“Board”) as follows: (i) Ofer Gonen resigned as Chief Executive Officer, effective upon the closing; (ii) Stephen T. Wills tendered his resignation as Chief Financial Officer, effective upon the closing; and (iii) Nachum (Homi) Shamir, Chairman of the Board, and Dr. Hadar Ron, a director, resigned as members of the Board, effective upon the closing. Also, effective as of the closing on February 23, 2024, Emmanuel Meyer, Joseph Thomassen and Huiyan Geng (collectively, the “New Directors”) were appointed to the Board by the Purchaser, as the holder of the sole outstanding Class B ordinary share. In addition, each of Dr. David Sidransk
y
,

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO FINANCIAL STATEMENTS (continued)
NOTE 8 - SUBSEQUENT EVENTS
(continued)
:

Dr. David J. Shulkin and Mr. Gonen has tendered his resignation as a director, to be effective upon the expiration of all applicable waiting periods under Section 14(f
) of the Secu
rities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule
14f-1
thereunder. They are expected to be replaced on the Board at that time by designees of the Purchaser.
On February 23, 2024, the parties completed the closing of the Sponsor Alliance after all closing conditions were met, including but not limited to: (i) the surrender by the Sponsor to the Company for cancelation of the promissory notes issued by the Company to the Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal amount of $120,000, and (z) dated January 30, 2023, in a principal amount of $330,000, as evidenced by a note termination agreement, dated February 15, 2024, by and between the Company and the Sponsor (the “Note Termination Agreement”); (ii) the Company’s having obtained the Deferred Underwriting Fee Waiver; and (iii) the termination of the Administrative Support Services Agreement, dated as of May 21, 2021, by and between the Company and the Sponso
r (t
he “Administrative Services Agreement Termination”).

c.	Heads of Agreement
April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo
e-LVB.V.,
a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. The Company’s CEO is also Chief Operating Officer of VivoPower International PLC, which owns 100% of Tembo.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2024.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Gary Chalinor
Name:	Gary Chalinor
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Gary Chalinor Gary Chalinor	Chief Executive Officer (Principal Executive Officer)	April 15, 2024

/s/ Stephen T. Wills Stephen T. Wills	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2024

/s/ Huiyan Geng Huiyan Geng	Director	April 15, 2024

/s/ Joseph C. Thomassen Joseph C. Thomassen	Director	April 15, 2024

/s/ Emmanuel Meyer Emmanuel Meyer	Director	April 15, 2024