Form 10-Q
period 2024-03-31
Cactus Acquisition Corp. 1 Ltd
filed 2024-05-15
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2024, 5,074,870 Class A ordinary shares, par value $0.0001 per share, and 1Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

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

“Board” our board of directors from time to time;

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

“directors” are to our current directors;

“Energi” are to Energi Holding Limited;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

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

“management” or our “management team” are to our officers and directors;

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

“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

“SEC” are to the U.S. Securities and Exchange Commission;

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

“Securities Act” are to the Securities Act of 1933, as amended;

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

“we,” “us,” “our,” the “company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;

“2023 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on April 15, 2023;

“2024 SPAC Rules” are to the new rules and regulations for special purpose acquisition companies adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with a business that reflects our strategy;

●	our expectations around the performance of the prospective target business or businesses;

●	our ability to remain qualified for continued listing on the Nasdaq Stock Market despite the likelihood of substantial redemptions of our ordinary shares;

●	our potential ability to obtain additional financing to complete our initial business combination;

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

●	our pool of prospective target businesses;

●	risks associated with acquiring a business that reflects our strategy;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●

the use of proceeds not held in our U.S.-based trust account at Bank of America, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“trust account”) or available to us from interest income on our trust account balance;

●	our trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules, which will become effective on July 1, 2024, and will affect our ability to effect a business combination transaction. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both initial public offerings and business combination transactions of special purpose acquisition companies; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the of special purpose acquisition company and its target company be co-registrants for registration statements relating to business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a special purpose acquisition company like ourselves could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including its duration, asset composition, business purpose, and the activities of the special purpose acquisition company and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024 AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		March 31	December 31,
	Note	2024	2023
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		19	78
Prepaid expenses		207	-
TOTAL CURRENT ASSETS		226	78

NON-CURRENT ASSETS:
Cash held in trust account		21,496	21,161
TOTAL ASSETS		21,722	21,239

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		94	538
Sponsor Loan			570
Promissory Note		354	-
Related Party		12	12
TOTAL CURRENT LIABILITIES		460	1,120

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	-	4,428
TOTAL LIABILITIES		460	5,548

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 1,912,371 shares at March 31, 2024, at a redemption value of $11.24 per share and at December 31, 2023, at a redemption value of $11.07 per share		21,496	21,161

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share and 3,162,500 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid in capital		771	-
Accumulated deficit		(1,005)	(5,470)
TOTAL CAPITAL DEFICIENCY		(234)	(5,470)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		21,722	21,239

(*) Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three months ended March 31
	Note	2024	2023
		U.S. Dollars in thousands
		Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT		277	1,389
OPERATING EXPENSES		(240)	(322)
NET EARNINGS FOR THE PERIOD		37	1,067

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION		1,912,371	12,650,000
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE	5	0.13	0.09

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING		3,162,500	3,162,500
BASIC AND DILUTED EARNINGS (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5	1.46	(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares
	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
		U.S. dollars in thousands (except share data)

BALANCE AT DECEMBER 31, 2023	3,162,499	*	1	*	-	(5,470)	(5,470)
Sponsor Loan Cancelation					860		860
Valuation of promissory note					246		246
Accretion of Class A common stock subject to redemption amount as of March 31, 2024					(335)		(335)
Underwriters’ deferred compensation waiver						4,428	4,428
Net earnings for the year						37	37
BALANCE AT MARCH 31, 2024	3,162,499	-	1	*	771	(1,005)	(234)

BALANCE AT DECEMBER 31, 2022	-	-	3,162,500	*	-	(4,052)	(4,052)
Accretion of Class A common stock subject to redemption amount as of March 31, 2023						(1,389)	(1,389)
Net earnings for the year						1,067	1,067
BALANCE AT MARCH 31, 2023	-	-	3,162,500	*	-	(4,374)	(4,374)

(*) Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2024	2023
	U.S. Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings for the period	37	1,067
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(207)	82
Increase (decrease) in accrued expenses	(444)	115
Net cash provided by (used in) operating activities	(614)	1,264

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	600	-
Proceeds from sponsor loan	290	-
Net cash provided by financing activities	890	-

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	276	1,264
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	21,239	131,136
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	21,515	132,400

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	19	118
Cash held in trust account	21,496	132,282
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	21,515	132,400

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor Loan Cancelation	860	-
Valuation of promissory note	246	-
Underwriters’ deferred compensation waiver	4,428	-

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

All activity for the period from inception through March 31, 2024 relates to the Company’s formation, its initial public offering (the "Public offering") described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

b.	Sponsor and Financing

On February 9, 2024, the Company entered into a sponsor securities purchase agreement with the Company’s original sponsor, Cactus Healthcare Management, L.P. (the “Sponsor”) and EVGI Limited (the “Purchaser”), pursuant to which, on February 23, 2024, the Sponsor transferred to the Purchaser 80% of the securities of the Company owned by the Sponsor prior to the transaction.

See Note 6 Related Party Transactions on Sponsor Alliance and Note 8 Subsequent Events on Second Sponsor Alliance for additional information.

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

e.	Initial Business Combination / Extension Amendment

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

The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in Note 7) held by them if the Company fails to complete the initial Business Combination within 18 months of the closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 18 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

f.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On November 2, 2023, the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2023 to November 2, 2024 (hereafter – the Mandatory Liquidation Date). If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date.

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

On June 29, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A) (the “MVLS Rule”), which requires the Company to have at least $50 million market value of listed securities (the “MVLS”) for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Notice states that the Company has 180 calendar days, or until December 26, 2023, in which to regain compliance with the MVLS Rule. The Company took steps to regain compliance prior to the December 26, 2023 date and in January 2024, Nasdaq staff notified the Company that it had regained compliance the MVLS rule.

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

On October 23, 2023, the Company submitted a plan to regain compliance with the Minimum Total Holders Rule. On November 9, 2023 Nasdaq accepted the Company’s plan, and in doing so Nasdaq granted the Company an extension until March 6, 2024 (subsequently extended to March 11, 2024) to evidence compliance with the Minimum Total Holders Rule. On March 12, 2024 the Company received notice from Nasdaq that it was once again in compliance with the Minimum Total Holders Rule.

See Note 8 Subsequent Events for additional information on Listing Rules

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

The accounting policies applied in the preparation of the unaudited condensed financial statements are consistent with those applied in the preparation of the annual financial statements as of December 31, 2023.

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

NOTE 3 – PUBLIC OFFERING (continued):

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. Refer to Note 6 for more information regarding an additional fee that was payable to the underwriters upon the consummation of an Initial Business Combination.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of March 31, 2024 and 2023, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Three months ended March 31
	2024	2023
	U.S. dollars in thousands (except share data)
Net earnings for the period	37	1,067
Less - interest earned on marketable securities held in trust account	(277)	(1,389)
Net loss excluding interest	(240)	(322)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(91)	(258)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount ("Accretion")	335	1,389
	244	1,131
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	1,912,371	12,650,000
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.13	0.09

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(149)	(64)
Sponsor Loan Cancelation	335	-
Underwriters’ deferred compensation waiver	4,428	-
	4,614	(64)

Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share	1.46	(0.02)

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE (continued):

b.	Diluted

As of March 31, 2024, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Promissory notes

On January 30, 2024, the Company issued a convertible promissory note to the Sponsor under which the Company can borrow up to a $330 thousand principal amount from the Sponsor or its registered assigns or successors in interest (the “Payee”), which will be funded equally by the primary three limited partners of the Sponsor ($110,000 each). The Company shall draw amounts under the promissory note to fund costs and expenses related to its operations and the Business Combination. The promissory note contains the same terms and conditions as the March 16, 2022 and November 8, 2023 promissory notes referenced above.

On January 31, 2024, the Company requested of the Sponsor that $290 thousand of the $330 thousand promissory note be funded. The requested amount of $290 thousand was received by the Company on February 5, 2024.

On February 23, 2024, as part of closing of the Sponsor Alliance, the promissory notes issued by the Company to the Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal amount of $120,000, and (z) dated January 30, 2023, in a principal amount of $330,000 with $290,000 being funded, were canceled by the Sponsor.

On March 25, 2024, the Company issued an unsecured promissory note to Energi Holding Limited (the “Lender”), not a related party, with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

On March 25, 2024, the Lender advanced $600,000 to the Company under the Note. If the Company does not consummate an initial business combination by the Maturity Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

As an inducement for the Lender to fund the Note, EVGI Limited (“EVGI”), the new sponsor, and the Lender have agreed that (a) EVGI and the Lender shall enter into an agreement pursuant to which the Lender may elect upon forfeiture of its rights to payment of amounts outstanding under the Note to receive a number of the Company’s Class A Ordinary Shares held of record by EVGI to be determined in such agreement and (b) EVGI shall transfer to the Lender 600,000 of the Company’s Class A ordinary shares held of record by EVGI, or subsequent sponsor, for no consideration at such time and on such terms as shall be agreed. The Sponsor's inducement was recognized as a deduction from the $600,000 note in an amount of$246,000, which will be recognized in subsequent periods as finance expenses. The $246,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price of $10.00 and assigning a probability of acquisition of 15%. This $246,000 value consideration is reflected as an increase to additional paid in capital and a reduction to the note liability for debt issuance costs.

Sponsor Alliance

On February 9, 2024, the Company entered into a sponsor securities purchase agreement (the “Purchase Agreement”) with the Company’s sponsor, Cactus Healthcare Management, L.P. (the “Sponsor”) and EVGI Limited (the “Purchaser”), pursuant to which, on February 23, 2024, the Sponsor transferred to the Purchaser (a) an aggregate of 2,530,000 founders’ shares (“Founders’ Shares”), consisting of 2,529,999 Class A ordinary shares, par value $0.0001 of the Company (“Class A ordinary shares”) and one Class B ordinary share, par value $0.0001, of the Company (“Class B ordinary share”), and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the Sponsor concurrently with the Company’s initial public offering in November 2021 (the “IPO”) (collectively, the “Transferred Securities”). The Transferred Securities collectively constituted 80% of the securities of the Company owned by the Sponsor prior to the transaction. The Sponsor has retained 632,501 Founders’ Shares and 973,333 Private Warrants.

In connection with the Sponsor Alliance, the Company, the Sponsor and the Purchaser entered into a joinder agreement (the “Registration Rights Joinder Agreement”) to the registration rights agreement, dated November 2, 2021, by and among the Company, the Sponsor and any other holders of the Company’s securities who become party thereto from time to time (the “Registration Rights Agreement”) whereby (i) the Sponsor assigned its rights under the Registration Rights Agreement with respect to the Transferred Securities to the Purchaser, and (ii) the Purchaser became party to the Registration Rights Agreement. Also, in connection with the Transfer, the Company waived the transfer restrictions applicable to the Transferred Securities under the letter agreement, dated October 28, 2021 (the “Letter Agreement”), by and among the Company, the Sponsor and the original officers and directors of the Company, in order to allow for the Transfer by the Sponsor to the Purchaser of the Founders’ Shares and Private Warrants (the “Letter Agreement Waiver”).

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

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

As part of the closing of the Sponsor Alliance on February 23, 2024, the Company introduced a change in management and the board of directors of the Company upon the closing, and new directors and management were appointed to the Board.

On February 23, 2024, the parties completed the closing of the Sponsor Alliance after all closing conditions were met, including but not limited to: (i) the surrender by the Sponsor to the Company for cancelation of the promissory notes issued by the Company to the Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal amount of $120,000, and (z) dated January 30, 2023, in a principal amount of $330,000 with $290,000 being funded, as evidenced by a note termination agreement, dated February 15, 2024, by and between the Company and the Sponsor; (ii) the Company’s having obtained the Deferred Underwriting Fee Waiver; and (iii) the termination of the Administrative Support Services Agreement, dated as of May 21, 2021, by and between the Company and the Sponsor.

See Note 8 Subsequent Events for additional information on Second Sponsor Alliance.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company was obligated to pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering. payable upon the Company’s completion of the initial Business Combination. The Deferred Underwriting Compensation will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Underwriting Compensation has been recorded as a deferred liability on the balance sheet as of March 31, 2023 as management has deemed the consummation of a Business Combination to be probable at the issuance date.

In connection with the closing of the Sponsor Alliance on February 23, 2024, the Company obtained a waiver with respect to the underwriters’ payment of the deferred underwriting compensation additional fee.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 8 - SUBSEQUENT EVENTS:

Heads of Agreement

April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V., a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. The Company’s Chief Executive Officer is also the Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo.

Second Sponsor Alliance

On April 29, 2024, the Company entered into a subsequent sponsor securities purchase agreement (the “Second Purchase Agreement”) with the Company’s sponsor, EVGI and ARWM Pte Limited (the “Second Purchaser” or “ARWM”), pursuant to which, EVGI has agreed to transfer to the Second Purchaser on the closing under the Second Purchase Agreement (a) an aggregate of 2,360,000 founders’ shares (“Founders’ Shares”), consisting of 2,359,999 Class A ordinary shares, par value $0.0001, of the Company (“Class A Ordinary Shares”), or 46.50% of the outstanding Class A Ordinary Shares, and 1 Class B ordinary share, par value $0.0001, of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the Original Sponsor concurrently with the Company’s IPO (collectively, the “Second Transferred Securities”). The Second Transferred Securities collectively constituted 93.3% of the securities of the Company owned by the Purchaser prior to the Second Transfer (as defined below). 170,000 Class A Ordinary Shares, or 3.36% of the outstanding Class A Ordinary Shares were transferred where earlier transferred to the Purchaser’s Designees (as defined below). The Original Sponsor has retained 632,500 Class A Ordinary Shares, or 12.46% of the outstanding Class A Ordinary Shares, and 973,333 Private Warrants. The transfer of the Second Transferred Securities to the Second Purchaser pursuant to the Second Purchase Agreement is referred to as the “Second Transfer.” The Second Transfer, all agreements executed in connection with the Second Transfer are referred to as the “Second Sponsor Alliance.”

As part of the closing of the Second Sponsor Alliance, the Company will introduce a change in management and the board of directors of the Company.

Listing Rules

On May 7, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”), which requires listed securities to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000. Based upon Nasdaq’s review of the Company’s MVPHS, the Company no longer meets this requirement. Consequently, a deficiency exists with regard to the MVPHS Rule. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Notice states that the Company has 180 calendar days, or until November 4, 2024, in which to regain compliance with the MVPHS Rule.

The Notice is only a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. In the event the Company does not regain compliance with the MVPHS Rule prior to the expiration of the compliance period of November 4, 2024, it will receive written notification from Nasdaq that its securities are subject to delisting on The Nasdaq Global Market. Alternatively, the Company may apply to transfer the Company’s securities to The Nasdaq Capital Market, which requires listed securities to maintain a minimum MVPHS of $5,000,000, which the Company exceeded at May 10, 2024.

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

As indicated in the accompanying financial statements, at December 31, 2023 we had $78,000 of cash and a $468,000 working capital deficit (net of Sponsor loan). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

October 23, 2023, we submitted a plan to regain compliance with the Minimum Total Holders Rule. Nasdaq accepted our plan, and in doing so Nasdaq granted us an extension until March 6, 2024 (subsequently extended to March 11, 2024) to evidence compliance with the Minimum Total Holders Rule.

On March 12, 2024, we received notice from Nasdaq that we were once again in compliance with the Minimum Total Holders Rule.

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

On February 23, 2024, the parties completed the closing of the sponsor alliance after all closing conditions were met or waived, including but not limited to: (a) the surrender by our original sponsor to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes dated (i) March 16, 2022, in a principal amount of $450,000, (ii) November 8, 2023, in a principal amount of $120,000 and (iii) January 30, 2023, in a principal amount of $330,000 ($290,000 funded), as evidenced by a note termination agreement, (b) our having obtained the deferred underwriting fee waivers and (c) the termination of the administrative support services agreement.

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

Second Sponsor Alliance

On April 29, 2024, we entered into a subsequent sponsor securities purchase agreement (the “Second Purchase Agreement”) with the Company’s sponsor, EVGI and ARWM Pte Limited (the “Second Purchaser” or “ARWM”), pursuant to which, EVGI has agreed to transfer to the Second Purchaser on the closing under the Second Purchase Agreement (a) an aggregate of 2,360,000 founders’ shares (“Founders’ Shares”), consisting of 2,359,999 Class A ordinary shares, par value $0.0001, of the Company (“Class A Ordinary Shares”), or 46.50% of the outstanding Class A Ordinary Shares, and 1 Class B ordinary share, par value $0.0001, of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the Original Sponsor concurrently with the Company’s IPO (collectively, the “Second Transferred Securities”). The Second Transferred Securities collectively constituted 93.3% of the securities of the Company owned by the Purchaser prior to the Second Transfer (as defined below). 170,000 Class A Ordinary Shares, or 3.36% of the outstanding Class A Ordinary Shares were transferred where earlier transferred to the Purchaser’s Designees (as defined below). The Original Sponsor has retained 632,500 Class A Ordinary Shares, or 12.46% of the outstanding Class A Ordinary Shares, and 973,333 Private Warrants. The transfer of the Second Transferred Securities to the Second Purchaser pursuant to the Second Purchase Agreement is referred to as the “Second Transfer.” The Second Transfer, all agreements executed in connection with the Second Transfer are referred to as the “Second Sponsor Alliance.”

As part of the closing of the Second Sponsor Alliance, the Company will introduce a change in management and the board of directors of the Company.

Heads of Agreement

April 2, 2024, we entered into a non-binding heads of agreement with Tembo e-LV B.V., a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. The Company’s Chief Executive Officer is also Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo.

Listing Rules

On May 7, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”), which requires listed securities to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000. Based upon Nasdaq’s review of the Company’s MVPHS, the Company no longer meets this requirement. Consequently, a deficiency exists with regard to the MVPHS Rule. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Notice states that the Company has 180 calendar days, or until November 4, 2024, in which to regain compliance with the MVPHS Rule. The Notice states that if at any time before November 4, 2024, the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that the Company has regained compliance with the MVPHS Rule.

The Notice is only a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. In the event the Company does not regain compliance with the MVPHS Rule prior to the expiration of the compliance period of November 4, 2024, it will receive written notification from Nasdaq that its securities are subject to delisting on The Nasdaq Global Market. Alternatively, the Company may apply to transfer the Company’s securities to The Nasdaq Capital Market, which requires listed securities to maintain a minimum MVPHS of $5,000,000, which the Company exceeded at May 10, 2024.

We will continue to monitor its MVPHS and consider its available options to regain compliance with the MVPHS Rule. If compliance is not achieved by November 4, 2024, the Company expects to apply to Nasdaq to transfer the Company’s securities to The Nasdaq Capital Market.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position since the March 31, 2024 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

As of March 31, 2024, we had $19,000 in our operating bank account, and a working capital deficit of $480,000.

Our liquidity needs to date have been satisfied through loans primarily from our sponsors, plus third-parties to cover certain operating expenses.

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

As of May 14, 2024, only approximately $19,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested and are seeking additional loans from several third parties, but to date have not secured any additional funding. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, we have not yet obtained, and there can be no assurance that the loans will ever be obtained, and, even if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, it is likely that we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2023 Annual Report.

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

Recent Developments

On January 30, 2024, our original sponsor, committed to funding us up to $330,000, as may be required by us. On January 30, 2024, we requested, and received from our original sponsor, $290,000 under a promissory note that represents that loan commitment.

On closing of the sponsor alliance, our original sponsor surrendered to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes (i) dated March 16, 2022, in a principal amount of $450,000, (ii) dated November 8, 2023, in a principal amount of $120,000 and (iii) dated January 30, 2024, in a principal amount of $330,000 ($290,000 funded).

On March 25, 2024, Energi committed to funding us up to $600,000, as may be required by us. On March 25, 2024, we requested, and received, from Energi the full $600,000 under a promissory note that represents that loan commitment. The promissory note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of our initial business combination or (c) the date of the liquidation of us. The promissory note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the maturity date. In the event Energi forfeits its rights to payment of amounts outstanding under such promissory note, our successor sponsor shall transfer to Energi 600,000 founder shares for no consideration, at such time and on such terms as shall be agreed.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in our 2023 Annual Report.

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

At the first extension meeting held on April 20, 2023, a total of 10,185,471 Class A ordinary shares were redeemed; accordingly, on May 1, 2023, $106,733,855 was distributed from trust account to the shareholders who redeemed their shares. See “Item 2 - Extension of our Combination Period - First extension” above.

At the second extension meeting held on November 2, 2023, a total of 347,980 Class A ordinary shares were redeemed; accordingly, on November 10, 2023, $3,813,082 was distributed from trust account to the shareholders who redeemed their shares. See “Item2 - Extension of our Combination Period - Second extension” above.

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

Cactus Acquisition Corp. 1 Limited

Date: May 15, 2024	By:	/s/ Gary Challinor
	Name:	Gary Challinor
	Title:	Chief Executive Officer

Date: May 15, 2024	By:	/s/ Stephen T. Wills
	Name:	Stephen T. Wills
	Title:	Chief Financial Officer