Form 10-Q
period 2024-06-30
Cactus Acquisition Corp. 1 Ltd
filed 2024-08-15
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 15, 2024, 5,074,870 Class A ordinary shares, par value $0.0001 per share, and 1Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

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

“ARWM” are to ARWM Pte Limited, our third sponsor;

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

“directors” are to our past and current directors;

“Energi” are to Energi Holding Limited;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

“EVGI” are to EVGI Limited, our second sponsor

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

“original sponsor” are to Cactus Healthcare Management LP, our first sponsor, a Delaware limited partnership, including, where applicable, its affiliates;

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

“second sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;

“second sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the sponsor to the successor sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;

“Securities Act” are to the Securities Act of 1933, as amended;

“sponsor shareholders” are to our original or first sponsor, Cactus Healthcare Management LP, the second sponsor, EVGI Ltd, and the third sponsor, ARWM Pte Limited;

“sponsor transfer” are to the transfer of the sponsor transferred securities from the original sponsor to the second sponsor and from the second sponsor to the third sponsor;

“second sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;

“second sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the original sponsor to the second sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;

“third sponsor” are to ARWM Pte, Limited, including, where applicable, its affiliates;

“third sponsor alliance” are to the transfers of 100% of the founders shares and 100% of the private warrants held by the second sponsor to the third sponsor, including all agreements executed in connection with such transfers, which closed on May 16, 2024;

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

AS OF JUNE 30, 2024 AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND FOR THE SIX MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2024	2023
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		35	78
Prepaid expenses		118	-
TOTAL CURRENT ASSETS		153	78

NON-CURRENT ASSETS:
Cash held in trust account		21,832	21,161
TOTAL ASSETS		21,985	21,239
Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		228	538
Sponsor loan		151	570
Promissory Notes		459	-
Related Party		12	12
TOTAL CURRENT LIABILITIES		850	1,120

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	-	4,428
TOTAL LIABILITIES		850	5,548

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 1,912,371 shares at June 30, 2024, at a redemption value of $11.42 per share and at December 31, 2023, at a redemption value of $11.07 per share		21,832	21,161

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share and 3,162,500 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid in capital		435	-
Accumulated deficit		(1,132)	(5,470)
TOTAL CAPITAL DEFICIENCY		(697)	(5,470)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		21,985	21,239

(*) Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2024	Six months ended June 30, 2023	Three months ended June 30, 2024	Three months ended June 30, 2023
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	557	2,089	280	700
OPERATING EXPENSES	(542)	(803)	(302)	(481)
FINANCIAL EXPENSES	(105)	-	(105)	-
NET EARNINGS (LOSS) FOR THE PERIOD	(90)	1,286	(127)	219

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	1,912,371	9,000,141	1,912,371	5,350,282
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 5	0.22	0.20	0.10	0.12

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE, see Note 5	1.34	(0.15)	(0.10)	(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Class A Ordinary shares		Class B Ordinary shares
	Number of shares	Par value	Number of shares	Par value	Additional paid- in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2024	3,162,499	*	1	*	-	(5,470)	(5,470)
Sponsor Loan Cancelation					860		860
Valuation of promissory note					246		246
Accretion of Class A common stock subject to redemption amount as of June 30, 2024					(671)		(671)
Underwriters’ deferred compensation waiver						4,428	4,428
Net loss for the period						(90)	(90)
BALANCE AT JUNE 30, 2024	3,162,499	-	1	*	435	(1,132)	(697)

BALANCE AT APRIL 1, 2024:	3,162,499	-	1	*	771	(1,005)	(234)
Accretion of Class A common stock subject to redemption amount as of June 30, 2024					(336)		(336)
Net loss for the period						(127)	(127)
BALANCE AT JUNE 30, 2024	3,162,499	-	1	*	435	(1,132)	(697)

BALANCE AT JANUARY 1, 2023:	3,162,500	*	-	-	-	(4,052)	(4,052)
Accretion of Class A common stock subject to redemption amount as of June 30, 2023					(184)	(2,169)	(2,353)
Sponsor surrender of 115,000 Class B common stock					184		184
Net loss for the period						1,286	1,286
BALANCE AT JUNE 30, 2023	3,162,500	*	-	-	-	(4,935)	(4,935)

BALANCE AT APRIL 1, 2023:	3,162,500	*	-	-	-	(4,374)	(4,374)
Accretion of Class A common stock subject to redemption amount as of June 30, 2023					(184)	(780)	(964)
Sponsor surrender of 115,000 Class B common stock					184	-	184
Net earnings for the period						219	219
BALANCE AT JUNE 30, 2023	3,162,500	*	-	-	-	(4,935)	(4,935)

(*) Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2024	Six months ended June 30, 2023
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) for the period	(90)	1,286
Financial expenses	105	-
Changes in operating assets and liabilities:	-	-
Decrease in prepaid expenses	(118)	165
Increase (decrease) in accrued expenses	(310)	388
Net cash used in (provided by) operating activities	(413)	1,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan	441	250
Proceeds from promissory note	600	-
Redemption of Class A Ordinary shares	-	(108,901)
Net cash provided by financing activities	1,041	(108,651)

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	628	(106,812)
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	21,239	131,136
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	21,867	24,324

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	35	163
Cash held in trust account	21,832	24,161
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	21,867	24,324

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor Loan Cancelation	860	-
Valuation of promissory note	246	-
Underwriters’ deferred compensation waiver	4,428	-

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

All activity for the period from inception through June 30, 2024 relates to the Company’s formation, its initial public offering (the "Public offering") described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

b.	Sponsor and Financing

On February 9, 2024, the Company’s first sponsor, Cactus Healthcare Management, L.P. (“Cactus LP”), entered into a sponsor securities purchase agreement with EVGI Limited (“EVGI”), the Company’s second sponsor, pursuant to which, on February 23, 2024, Cactus LP transferred to EVGI 80% of the securities of the Company owned by Cactus LP prior to the transaction.

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, the Company’s second sponsor, and ARWM Pte Limited (ARWM”), the Company’s third sponsor, pursuant to which, on May 16, 2024, EVGI transferred to ARWM 100% of the securities of the Company owned by EVGI prior to the transaction.

See Note 6 Related Party Transactions regarding Second Sponsor Alliance, Third Second Sponsor Alliance, and Promissory Notes for additional information.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - GENERAL (continued):

On May 7, 2024, the Company received a written notice (the “Notice”) from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”), which requires listed securities to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000. Based upon Nasdaq’s review of the Company’s MVPHS, the Company no longer meets this requirement. Consequently, a deficiency exists with regard to the MVPHS Rule. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Notice states that the Company has 180 calendar days, or until November 4, 2024, in which to regain compliance with the MVPHS Rule.

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

Certain disclosures included in the financial statements as of, and for the year ended, December 31, 2023, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of June 30, 2024 and 2023, the Company has no Preference shares issued and outstanding.

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of June 30, 2024 and 2023, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE (continued):

	Six months ended June 30, 2024	Six months ended June 30, 2023	Three months ended June 30, 2024	Three months ended June 30, 2023
	U.S. dollars in thousands (except share data)

Net earnings (loss) for the period	(90)	1,286	(127)	219
Less - interest earned on marketable securities held in trust account	557	2,089	280	700
Net loss excluding interest	(647)	(803)	(407)	(481)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(244)	(591)	(153)	(298)

Accretion on Class A ordinary shares subject to possible redemption to redemption amount ("Accretion")	671	2,353	337	964
	427	1,762	184	666
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	1,912,371	9,000,141	1,912,371	5,350,282
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.22	0.20	0.10	0.12

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(403)	(210)	(254)	(181)
Sponsor Loan Cancelation	335
Accretion	(114)	-	(57)	-
Underwriters’ deferred compensation waiver	4,428	(264)	-	(264)
	4,246	(474)	(311)	(445)

Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	3,162,500
Basic and diluted loss per non-redeemable Class A and Class B ordinary share	1.34	(0.15)	(0.10)	(0.14)

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 –EARNINGS PER SHARE:

b.	Diluted

As of June 30, 2024 and 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Additionally, the effect of the conversion of the Promissory Notes into private warrants (exercisable into shares) as detailed in Note 6 and 7, has not been included in the calculation of diluted net earnings (loss) per share, since the conversion of the abovementioned promissory notes is contingent upon the occurrence of a future event.

NOTE 6 - RELATED PARTY TRANSACTIONS:

Issuance of shares

In May 2021, the Company's first sponsor purchased 2,875,000 founders shares from the Company for an aggregate purchase price of $25 thousand, or approximately $0.009 per share. In October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors. For warrants purchased by the sponsor at the Initial Public Offering see note 3.

Promissory notes

On January 30, 2024, the Company issued a convertible promissory note to the first Sponsor under which the Company can borrow up to a $330 thousand principal amount from the first Sponsor or its registered assigns or successors in interest (the “Payee”), which will be funded equally by the primary three limited partners of the first Sponsor ($110,000 each). The Company shall draw amounts under the promissory note to fund costs and expenses related to its operations and the Business Combination. The promissory note contains the same terms and conditions as the March 16, 2022 and November 8, 2023 promissory notes referenced above.

On January 31, 2024, the Company requested of the first Sponsor that $290 thousand of the $330 thousand promissory note be funded. The requested amount of $290 thousand was received by the Company on February 5, 2024.

On February 23, 2024, as part of closing of the Second Sponsor Alliance, the promissory notes issued by the Company to the first Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal funded amount of $120,000, and (z) dated January 30, 2023, in a principal funded amount of $290,000, were canceled by the Sponsor. This $860,000 adjustment was reflected in the changes in shareholders’ equity (capital deficiency) section of the Company’s financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

On May 17, 2024, the Company issued an unsecured promissory note to the Company’s third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase common stock of the Company at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with Company’s initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”).

During May and June, 2024, the Lender advanced $151,000 to the Company under the Note. If the Company does not consummate an initial business combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Second Sponsor Alliance

On February 9, 2024, a sponsor securities purchase agreement was executed between the Company’s first sponsor, Cactus Healthcare Management, L.P. (“Cactus LP”) and the Company's second sponsor, EVGI Limited (“EVGI”), pursuant to which, on February 23, 2024, Cactus LP transferred to EVGI (a) an aggregate of 2,530,000 founders’ shares (“Founders’ Shares”), consisting of 2,529,999 Class A ordinary shares, par value $0.0001 of the Company (“Class A ordinary shares”) and one Class B ordinary share, par value $0.0001, of the Company (“Class B ordinary share”), and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the first sponsor concurrently with the Company’s initial public offering in November 2021 (the “IPO”). The transferred securities collectively constituted 80% of the securities of the Company owned by the first sponsor prior to the transaction. The first Sponsor has retained 632,500 Founders’ Shares and 973,333 Private Warrants.

In connection with the Second Sponsor Alliance, the Company, Cactus LP and EVGI entered into a joinder agreement (the “Registration Rights Joinder Agreement”) to the registration rights agreement, dated November 2, 2021, by and among the Company, the first Sponsor and any other holders of the Company’s securities who become party thereto from time to time (the “Registration Rights Agreement”) whereby (i) the first Sponsor assigned its rights under the Registration Rights Agreement with respect to the Transferred Securities to the Purchaser, and (ii) the Purchaser became party to the Registration Rights Agreement. Also, in connection with the Transfer, the Company waived the transfer restrictions applicable to the Transferred Securities under the letter agreement, dated October 28, 2021 (the “Letter Agreement”), by and among the Company, the first Sponsor and the original officers and directors of the Company, in order to allow for the Transfer by the first Sponsor to the Purchaser of the Founders’ Shares and Private Warrants (the “Letter Agreement Waiver”).

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

In addition, in connection with the closing of the transferred securities, the Company obtained a waiver from the representatives of the underwriters of the Company’s IPO, with respect to the underwriters’ respective entitlement to the payment of any deferred underwriting commissions under the terms of the Underwriting Agreement, dated October 28, 2021, by and between the Company and the underwriters of the IPO.

On February 23, 2024, the parties completed the closing of the Second Sponsor Alliance and as part of the closing, the Company introduced a change in management and the board of directors of the Company upon the closing, and new directors and management were appointed to the Board.

Third Sponsor Alliance

On April 29, 2024,  a subsequent sponsor securities purchase agreement was executed between EVGI, the Company’s second sponsor, and ARWM Pte Limited (“ARWM”), the Company’s third sponsor, pursuant to which, EVGI agreed to transfer to ARWM on the closing (a) an aggregate of 2,360,000 founders’ shares, consisting of 2,359,999 Class A ordinary shares of the Company, or 46.50% of the outstanding Class A Ordinary Shares, and 1 Class B ordinary share of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the first Sponsor concurrently with the Company’s IPO. Prior to the closing of the Third Sponsor Alliance, 170,000 Class A Ordinary Shares owned by EVGI were transferred to EVGI designees. The transferred securities collectively constituted 100% of the securities of the Company owned by EVGI prior to transaction.

On May 16, 2024, the parties completed the closing and as part of the closing of the Third Sponsor Alliance, the Company introduced a change in management and the board of directors of the Company.

Heads of Agreement

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V.(Tembo), a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. The Company’s Chief Executive Officer is also the Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo (noting his role is administrative in nature and he is recused from any decision making in relation to any proposed business combination).

See Note 9 Subsequent Event for additional information on  Heads of Agreement.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 7 – PROMISSORY NOTE:

On March 25, 2024, the Company issued an unsecured promissory note to Energi Holding Limited (the “Lender”) , not a related party, with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date.

On March 25, 2024, the Lender advanced $600,000 to the Company under the Note. If the Company does not consummate an initial business combination by the Maturity Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

As an inducement for the Lender to fund the Note, EVGI Limited (“EVGI”), the second sponsor, and the Lender agreed that (a) Sponsor and the Lender shall enter into an agreement pursuant to which the Lender may elect upon forfeiture of its rights to payment of amounts outstanding under the Note to receive a number of the Company’s Class A Ordinary Shares held of record by the Sponsor to be determined in such agreement and (b) Sponsor shall transfer to the Lender 600,000 of the Company’s Class A ordinary shares held of record by Sponsor, or subsequent sponsors, for no consideration at such time and on such terms as shall be agreed. The Sponsor's inducement was recognized as a deduction from the $600,000 note in an amount of $246,000, which will be recognized in subsequent periods as finance expenses. The $246,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price of $10.00 and assigning a probability of acquisition of 15%. This $246,000 value consideration is reflected as an increase to additional paid in capital and a reduction to the note liability for debt issuance costs.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 9 - SUBSEQUENT EVENT :

Heads of Agreement

On July 2 and July 29, 2024, the Company executed one-month extensions to July 31, 2024 and August 31, 2024, respectively,  of its exclusive non-binding heads of agreement with Tembo regarding a potential business combination transaction. The extension is intended to provide additional time to finalize the definitive business combination agreement relating to the proposed transaction with Tembo as well as the completion of an independent fairness opinion.

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

Recent Developments

Second Sponsor Alliance

On February 9, 2024, we entered into a sponsor securities sponsor purchase agreement with our original sponsor and the second sponsor pursuant to which, on February 23, 2024, our original sponsor transferred to our second sponsor (a) an aggregate of 2,530,000 founders’ shares, consisting of 2,529,999 Class A ordinary shares and 1 Class B ordinary share and (b) 3,893,334 private warrants that had been purchased by our original sponsor concurrently with the our IPO. The sponsor transferred securities collectively constituted 80% of our securities owned by our original sponsor prior to the sponsor transfer. Our original sponsor has retained 632,500 Class A Ordinary Shares and 973,333 Private Warrants. The sponsor transfer, all agreements executed in connection with the sponsor transfer (including the transactions contemplated therein) and the changes to management described below are referred to as the “second sponsor alliance.”

In connection with the sponsor alliance, we, our original sponsor and our second sponsor entered into the registration rights joinder agreement, whereby (a) our original sponsor assigned its rights under the registration rights agreement with respect to the sponsor transferred securities to our second sponsor and (b) our second sponsor became party to the registration rights agreement. Also, in connection with the second sponsor alliance, we entered into a letter agreement waiver by which we waived the transfer restrictions applicable to the sponsor transferred securities under the letter agreement in order to allow for the sponsor transfer by our original sponsor to our second sponsor of the sponsor transferred securities. In addition, in connection with the closing of the second sponsor alliance, we obtained the deferred underwriting fee waivers from the representatives of the underwriters of the IPO, with respect to the underwriters’ respective entitlement to the payment of any deferred underwriting commissions under the terms of the underwriting agreement.

As part of the closing of the second sponsor alliance on February 23, 2024, we introduced a change in management and the Board as follows:

•	Ofer Gonen resigned as Chief Executive Officer;

•	Stephen T. Wills tendered his resignation as Chief Financial Officer;

•	Nachum (Homi) Shamir, a director and Chairman of the Board, and Dr. Hadar Ron, a director, resigned as members of the Board; and

•	each of Emmanuel Meyer, Joseph C. Thomassen and Huiyan Geng were appointed to the Board by our successor sponsor.

On February 23, 2024, the parties completed the closing of the second sponsor alliance after all closing conditions were met or waived, including but not limited to: (a) the surrender by our original sponsor to us for cancelation of the promissory notes issued by us to our original sponsor, consisting of promissory notes dated (i) March 16, 2022, in a principal amount of $450,000, (ii) November 8, 2023, in a principal amount of $120,000 and (iii) January 30, 2023, in a principal amount of $290,000 funded, as evidenced by a note termination agreement, (b) our having obtained the deferred underwriting fee waivers and (c) the termination of the administrative support services agreement.

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

Third Sponsor Alliance

On April 29, 2024, we entered into a subsequent sponsor securities purchase agreement (the “Second Purchase Agreement”) with the Company’s sponsor, EVGI and ARWM Pte Limited (the “Second Purchaser” or “ARWM”), pursuant to which, EVGI has agreed to transfer to the Second Purchaser on the closing under the Second Purchase Agreement (a) an aggregate of 2,360,000 founders’ shares (“Founders’ Shares”), consisting of 2,359,999 Class A ordinary shares, par value $0.0001, of the Company (“Class A Ordinary Shares”), or 46.50% of the outstanding Class A Ordinary Shares, and 1 Class B ordinary share, par value $0.0001, of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the Original Sponsor concurrently with the Company’s IPO (collectively, the “Second Transferred Securities”). The Second Transferred Securities collectively constituted 93.3% of the securities of the Company owned by the Purchaser prior to the Second Transfer (as defined below). 170,000 Class A Ordinary Shares, or 3.36% of the outstanding Class A Ordinary Shares were transferred where earlier transferred to the Purchaser’s Designees (as defined below). The Original Sponsor has retained 632,500 Class A Ordinary Shares, or 12.46% of the outstanding Class A Ordinary Shares, and 973,333 Private Warrants. The transfer of the Second Transferred Securities to the Second Purchaser pursuant to the Second Purchase Agreement is referred to as the “Third Transfer.” The Second Transfer, all agreements executed in connection with the Second Transfer are referred to as the “Third Sponsor Alliance.”

As part of the closing of the Sponsor Alliance on May 16, 2024, the Company introduced a change in management (the “Management Change”) and the board of directors of the Company (“Board”) as follows: (i) Stephen T. Wills tendered his resignation as Chief Financial Officer, initially effective upon the closing but subsequently extended to May 31, 2024; and (ii) , Emmanuel Meyer, Joep Thomassen and Huiyan Geng resigned as members of the Board of Directors, effective upon the closing. Also, effective as of the closing on May 16, 2024, Adam John Ridgway, Jeffrey Brian LeBlanc and Terry Allan Farris (collectively, the “New Directors”) were appointed to the Board by the Purchaser, as the holder of the sole outstanding Class B ordinary share.

Promissory Note

On May 17, 2024, the Company issued an unsecured promissory note to the Company’s third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase common stock of the Company at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with Company’s initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”).

During May and June, 2024, the Lender advanced $151,000 to the Company under the Note. If the Company does not consummate an initial business combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Heads of Agreement

April 2, 2024, we entered into a non-binding heads of agreement with Tembo e-LV B.V., a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. The Company’s Chief Executive Officer is also Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo (noting his role is administrative in nature and he is recused from any decision making in relation to any proposed business combination).

On July 2 and July 29, 2024, the Company executed one-month extensions to July 31, 2024 and August 31, 2024, respectively, of its exclusive non-binding heads of agreement with Tembo regarding a potential business combination transaction. The extension is intended to provide additional time to finalize the definitive business combination agreement relating to the proposed transaction with Tembo as well as the completion of an independent fairness opinion.

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

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position since the June 30, 2024 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

As of June 30, 2024, we had $35,000 in our operating bank account, and a working capital deficit of $546,000 (not including the sponsor loan).

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

In addition, in order to finance transaction costs leading up to, and in connection with, our potential initial business combination, on March 16, 2022, our original sponsor, together with three primary limited partners of our original sponsor (Clal Biotechnology Industries, Israel Biotech Fund and Consensus Business Group (via its affiliate, Kalistcare Ltd.)), have committed to funding us up to $450,000, as may be required by us. In March 2023, we requested, and received from our original sponsor, the full $450,000 amount that may be loaned to us under a promissory note that represents that loan commitment.

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

On January 30, 2024, we issued a convertible promissory note to our original sponsor under which we can borrow up to a $330 thousand principal amount from the original sponsor, which will be funded equally by the primary three limited partners of the original Sponsor ($110,000 each), to fund costs and expenses related to our operations and the potential business combination. On January 31, 2024, we requested from our original sponsor that $290 thousand of the $330 thousand promissory note be funded. The requested amount of $290,000 was received by us on February 5, 2024.

On March 25, 2024, we issued an unsecured promissory note to Energi Holding Limited (the “Lender”) , not a related party, with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date.

On March 25, 2024, the Lender advanced $600,000 to us under the Note. If we do not consummate an initial business combination by the Maturity Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase our common stock at a conversion price equal to $1.00 per Warrant.

During May and June, 2024, the Lender advanced $151,000 to us under the Note. If we do not consummate an initial business combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

As of June 30, 2024, only approximately $35,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested and are seeking additional loans from several third parties, but to date have not secured any additional funding. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, we have not yet obtained, and there can be no assurance that the loans will ever be obtained, and, even if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, it is likely that we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2023 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our certifying officers, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of June 30, 2024 our disclosure controls and procedures were effective.

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

Cactus Acquisition Corp. 1 Limited

Date: August 14, 2024	By:	/s/ Gary Challinor
	Name:	Gary Challinor
	Title:	Chief Executive Officer and Principal Financial Officer