Form 10-Q
period 2024-09-30
Cactus Acquisition Corp. 1 Ltd
filed 2024-11-15
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares, par value $0.0001 per share	CCTSF	Over The Counter (OTC) Markets

Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CTSWF	Over The Counter (OTC) Markets

Units, each consisting of one Class A ordinary share and one-half of a redeemable warrant	CTSUF	Over The Counter (OTC) Markets

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

As of November 14, 2024, 5,074,870 Class A ordinary shares, par value $0.0001 per share, and 1Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

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

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules, which became effective on July 1, 2024, and will affect our ability to effect a business combination transaction. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both initial public offerings and business combination transactions of special purpose acquisition companies; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the of special purpose acquisition company and its target company be co-registrants for registration statements relating to business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a special purpose acquisition company like ourselves could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including its duration, asset composition, business purpose, and the activities of the special purpose acquisition company and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

AS OF SEPTEMBER 30, 2024,

AND FOR THE NINE AND THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024, AND FOR THE NINE MONTHSENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2024	2023
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		13	78
Prepaid expenses		30	-
TOTAL CURRENT ASSETS		43	78

NON-CURRENT ASSETS:
Cash held in trust account		22,174	21,161
TOTAL ASSETS		22,217	21,239
Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		325	538
Sponsor loan		397	570
Promissory Notes		564	-
Related Party		12	12
TOTAL CURRENT LIABILITIES		1,298	1,120

LONG TERM LIABILITIES -
Underwriter’s deferred compensation	7	-	4,428
TOTAL LIABILITIES		1,298	5,548

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 1,912,371 shares at September 30, 2024, at a redemption value of $11.59 per share and at December 31, 2023, at a redemption value of $11.07 per share		22,174	21,161

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at September 30, 2024 and December 31, 2023		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share and 3,162,500 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued/outstanding		-	-
Additional paid in capital		93	-
Accumulated deficit		(1,348)	(5,470)
TOTAL CAPITAL DEFICIENCY		(1,255)	(5,470)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		22,217	21,239

(*) Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Three months ended September 30, 2024	Three months ended September 30, 2023
	U.S. Dollars in thousands
	Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	840	2,405	283	316
OPERATING EXPENSES	(936)	(971)	(394)	(169)
FINANCIAL EXPENSES	(210)	-	(105)	-
NET EARNINGS (LOSS) FOR THE PERIOD	(306)	1,434	(216)	147

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	1,912,371	6,720,506	1,912,371	2,260,351
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 5	0.30	0.32	0.08	0.16

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED EARNINGS (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE, see Note 5	1.23	(0.22)	(0.12)	(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Class A Ordinary shares		Class B Ordinary shares
	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT JANUARY 1, 2024	3,162,499	*	1	*	-	(5,470)	(5,470)
Sponsor Loan Cancelation					860		860
Valuation of promissory note					246		246
Accretion of Class A common stock subject to redemption amount as of September 30, 2024					(1,013)		(1,013)
Underwriters’ deferred compensation waiver						4,428	4,428
Net loss for the period						(306)	(306)
BALANCE AT SEPTEMBER 30, 2024	3,162,499	-	1	*	93	(1,348)	(1,255)

BALANCE AT JULY 1, 2024:	3,162,499	-	1	*	435	(1,132)	(697)
Accretion of Class A common stock subject to redemption amount as of September 30, 2024					(342)		(342)
Net loss for the period						(216)	(216)
BALANCE AT SEPTEMBER 30, 2024	3,162,499	-	1	*	93	(1,348)	(1,255)

BALANCE AT JANUARY 1, 2023:	3,162,500	*	-	-	-	(4,052)	(4,052)
Accretion of Class A common stock subject to redemption amount as of September 30, 2023					(184)	(2,605)	(2,789)
Sponsor surrender of 115,000 Class B common stock					184		184
Net loss for the period						1,434	1,434
BALANCE AT SEPTEMBER 30, 2023	3,162,500	*	-	-	-	(5,223)	(5,223)

BALANCE AT JULY 1, 2023:	3,162,500	*	-	-	-	(4,935)	(4,935)
Accretion of Class A common stock subject to redemption amount as of September 30, 2023						(435)	(435)
Net loss for the period						147	147
BALANCE AT SEPTEMBER 30, 2023	3,162,500	*	-	-	-	(5,223)	(5,223)

(*) Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) for the period	(306)	1,434
Financial expenses	210	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(30)	249
Increase (decrease) in accrued expenses	(213)	257
Net cash used in (provided by) operating activities	(339)	1,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan	687	450
Proceeds from promissory note	600	-
Redemption of Class A Ordinary shares	-	(108,901)
Net cash provided by financing activities	1,287	(108,651)

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	948	(106,511)
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	21,239	131,136
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	22,187	24,625

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	13	28
Cash held in trust account	22,174	24,597
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	22,187	24,625

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor Loan Cancelation	860	-
Valuation of promissory note	246	-
Underwriters’ deferred compensation waiver	4,428	-

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

All activity for the period from inception through September 30, 2024 relates to the Company’s formation, its initial public offering (the "Public offering") described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering and the private placement (as defined below in Note 3).

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

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. The Company’s Chief Executive Officer is also the Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo.

On August 29, 2024, the Company and Tembo signed a Business Combination

Agreement (BCA). Under the BCA, the consideration to be paid to the equity holders of Tembo is $838 million and will be paid entirely in the form of newly issued ordinary shares of new combined company, with each share valued at $10.00. The BCA was entered into by the parties following due diligence and receipt by the Company’s board of directors of a fairness opinion from an independent third party.

On November 1, 2024, the Company held an extraordinary general meeting (the “Third Extension Meeting”), at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. See Note 9 Subsequent Events for additional information.

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

NOTE 1 - GENERAL (continued):

f.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On November 2, 2024 the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2024 to November 2, 2025 (hereafter – the Mandatory Liquidation Date). If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date.

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

NOTE 1 - GENERAL (continued):

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

The Notice is only a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. In the event the Company does not regain compliance with the MVPHS Rule prior to the expiration of the compliance period of November 4, 2024, it will receive written notification from Nasdaq that its securities are subject to delisting on The Nasdaq Global Market. Alternatively, the Company may apply to transfer the Company’s securities to The Nasdaq Capital Market, which requires listed securities to maintain a minimum MVPHS of $5,000,000, which the Company exceeded at May 10, 2024. See Note 9 Subsequent Events for additional information.

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

NOTE 3 - PUBLIC OFFERING (continued)

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of September 30, 2024 and 2023, the Company has no Preference shares issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of September 30, 2024 and 2023, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Three months ended September 30, 2024	Three months ended September 30, 2023
	U.S. dollars in thousands (except share data)

Net earnings (loss) for the period	(306)	1,434	(216)	147
Less - interest earned on marketable securities held in trust account	840	2,405	283	316
Net loss excluding interest	(1,146)	(971)	(499)	(169)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(432)	(660)	(188)	(70)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount ("Accretion")	1,013	2,789	342	436
	581	2,129	154	366
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	1,912,371	6,720,506	1,912,371	2,260,351
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.30	0.32	0.08	0.16

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(714)	(311)	(311)	(99)
Sponsor Loan Cancelation	335
Accretion	(171)		(57)
Underwriters’ deferred compensation waiver	4,428	(384)	-	(120)
	3,878	(695)	(368)	(219)
Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share	1.23	(0.22)	(0.12)	(0.07)

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 –EARNINGS PER SHARE (continued):

b.	Diluted

As of September 30, 2024 and 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except the following: the effect of the conversion of the Promissory Notes into private warrants (exercisable into shares) as detailed in Note 6 and 7, has not been included in the calculation of diluted net earnings (loss) per share, since the conversion of the abovementioned promissory notes is contingent upon the occurrence of a future event.

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

The Company and the Lender signed a Note extension to extend the Maturity Date from November 2, 2024 to June 30, 2025. All other terms of the Note remain unchanged by the Note extension.

The Lender has advanced $397,000 as of September 30, 2024 under the Note. If the Company does not consummate an initial business combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

On February 23, 2024, the parties completed the closing of the Second Sponsor Alliance and as part of the closing, the Company introduced a change in management and the board of directors of the Company upon the closing, and new directors and management were appointed to the Board. See Note 7 Promissory Note for additional information.

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

NOTE 7 – PROMISSORY NOTE – UNRELATED PARTY:

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

The Company is in discussions with the Lender to extend the Maturity Date past November 1, 2024.

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – PROMISSORY NOTE – UNRELATED PARTY (continued):

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

NOTE 9 - SUBSEQUENT EVENTS :

Third Extension Meeting

The Company called an extraordinary general meeting of the Company on November 1, 2024 (the “Meeting”) for the purpose of considering and voting on, among other proposals, a proposal to approve, by way of special resolution, an amendment to Cactus’ Amended and Restated Memorandum and Articles of Association (the “Articles”) to extend the date by which Cactus has to consummate a business combination (the “Extension”) from November 2, 2024 to November 2, 2025 (the or such earlier date as may be determined by Cactus’ board of directors in its sole discretion (the “Articles Extension Proposal”).

CACTUS ACQUISITION CORP. 1 LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS (continued) :

On November 1, 2024, the Company held an extraordinary general meeting (the “Third Extension Meeting”), at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

On October 29, 2024, the Company and ARWM Inc Pte. Ltd. (the Company’s current Sponsor), entered into a non-redemption agreement (NRA) with an unaffiliated third party (the “Non-Redeeming Shareholder”). Pursuant to the NRA, the Non-Redeeming Shareholder agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 500,000 publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to transfer an aggregate of 125,000 founder shares of the Company held by it (“Founder Shares”) to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. To the extent that a business combination does not close by May 2, 2025, the Sponsor agreed to transfer an additional 25,000 Founder Shares of the Company held by it per month beginning on May 3, 2025 and ending on October 2, 2025.

Notice of Delisting

On October 29, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) stating that because the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until November 5, 2024 to request a hearing before the Nasdaq Hearings Panel (Panel), but did not request a hearing and intends to trade on the over the counter (OTC) market.

On November 2, 2024 (see above), the Company secured shareholder approval to extend its life by 12 months, to November 5, 2025. Trading in the Company’s securities on NASDAQ was suspended at the opening of business on November 5, 2024 and trading of the Company’s securities on the OTC market commenced on November 6, 2024, under the symbol CCTSF. The delisting and commencement of trading on OTC does not affect the Company’s previously announced business combination agreement with Tembo, as both parties continue to work to effectuate the completion of the transaction. The combined company intends to apply for up-listing on the Nasdaq Stock Market in connection with the completion of the business combination.

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

As indicated in the accompanying financial statements, at September 30, 2024, we had $13,000 of cash and a $858,000 working capital deficit (net of Sponsor loan). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Extension of our Combination Period

Second Extension

On November 2, 2023, we held an extraordinary general meeting (the “Second Extension Meeting”), at which the Company’s shareholders voted to approve the Second Extension, which extended the Mandatory Liquidation Date from November 2, 2023 to November 2, 2024.

Third Extension

On November 1, 2024, we held an extraordinary general meeting (the “Third Extension Meeting”), at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. See Recent Developments for additional information.

Heads of Agreement / Business Combination Agreement

On April 2, 2024, we entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. Our Chief Executive Officer is also the Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo.

On August 29, 2024, we and Tembo signed a Business Combination Agreement (BCA). Under the BCA, the consideration to be paid to the equity holders of Tembo is $838 million and will be paid entirely in the form of newly issued ordinary shares of new combined company, with each share valued at $10.00. The BCA was entered into by the parties following due diligence and receipt by our board of directors of a fairness opinion from an independent third party.

If a business combination is not consummated by November 2, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date.

Nasdaq Compliance – MVPHS Rule

On May 7, 2024, we received a written notice (the “Notice”) from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(C) (the “MVPHS Rule”), which requires listed securities to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000. Based upon Nasdaq’s review of the Company’s MVPHS, the Company no longer meets this requirement. Consequently, a deficiency exists with regard to the MVPHS Rule. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Notice states that the Company has 180 calendar days, or until November 4, 2024, in which to regain compliance with the MVPHS Rule. See recent Developments for additional information.

Recent Developments

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

Third Extension Meeting

We called an extraordinary general meeting of the Company on November 1, 2024 (the “Meeting”) for the purpose of considering and voting on, among other proposals, a proposal to approve, by way of special resolution, an amendment to Cactus’ Amended and Restated Memorandum and Articles of Association (the “Articles”) to extend the date by which the Company has to consummate a business combination (the “Extension”) from November 2, 2024 to November 2, 2025 (the or such earlier date as may be determined by Cactus’ board of directors in its sole discretion (the “Articles Extension Proposal”).

On November 1, 2024, we held an extraordinary general meeting (the “Third Extension Meeting”), at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account to the shareholders who redeemed their shares.

On October 29, 2024, we and ARWM Inc Pte. Ltd. (the Company’s current Sponsor), entered into a non-redemption agreement (NRA) with an unaffiliated third party (the “Non-Redeeming Shareholder”). Pursuant to the NRA, the Non-Redeeming Shareholder agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 500,000 publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to transfer an aggregate of 125,000 founder shares of the Company held by it (“Founder Shares”) to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. To the extent that a business combination does not close by May 2, 2025, the Sponsor agreed to transfer an additional 25,000 Founder Shares of the Company held by it per month beginning on May 3, 2025 and ending on October 2, 2025.

Nasdaq Listing Rules – Notice of Delisting

On October 29, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) stating that because the Company had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, it was not in compliance with Nasdaq IM 5101-2 and was therefore subject to delisting. The Company had until November 5, 2024 to request a hearing before the Nasdaq Hearings Panel (Panel), but did not request a hearing and intends to trade on the over the counter (OTC) market.

On November 2, 2024 (see above), the Company secured shareholder approval to extend its life by 12 months, to November 5, 2025. Trading in the Company’s securities on NASDAQ was suspended at the opening of business on November 5, 2024 and trading of the Company’s securities on the OTC market commenced on November 6, 2024, under the symbol CCTSF. The delisting and commencement of trading on OTC does not affect the Company’s previously announced business combination agreement with Tembo, as both parties continue to work to effectuate the completion of the transaction. The combined company intends to apply for up-listing on the Nasdaq Stock Market in connection with the completion of the business combination.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position since the September 30, 2024 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

As of September 30, 2024, we had $13,000 in our operating bank account, and a working capital deficit of $858,000 (not including the sponsor loan).

Our liquidity needs to date have been satisfied through loans primarily from our sponsors, plus third-parties to cover certain operating expenses.

Promissory Notes

On May 17, 2024, we issued an unsecured promissory note to the Company’s third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase common stock of the Company at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with Company’s initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”).

The Company and the Lender signed a Note extension to extend the Maturity Date from November 2, 2024 to June 30, 2025. All other terms of the Note remain unchanged by the Note extension.

The Lender has advanced $397,000 as of September 30, 2024 under the Note. If the Company does not consummate an initial business combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

The Company is in discussions with the Lender to extend the Maturity Date past November 1, 2024.

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

As of September 30, 2024, only approximately $13,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested and are seeking additional loans from several third parties, but to date have not secured any additional funding. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, we have not yet obtained, and there can be no assurance that the loans will ever be obtained, and, even if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, it is likely that we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2023 Annual Report.

Moreover, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting and our article amendment meeting, and our third extension meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all. Subject to compliance with applicable securities laws, we would only raise financing by issuing additional securities simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2024, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our certifying officers, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2024 our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales

None.

Use of Proceeds

At the third extension meeting held on November 1, 2024, a total of 1,148,799 Class A ordinary shares were redeemed; accordingly, on November 13, 2024, $13,389,826 was distributed from trust account to the shareholders who redeemed their shares. See “Item2 – Recent Developments - Third extension” above.

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

Cactus Acquisition Corp. 1 Limited

Date: November 14, 2024	By:	/s/ Gary Challinor
	Name:	Gary Challinor
	Title:	Chief Executive Officer and Principal Financial Officer