Form 10-K
period 2024-12-31
Cactus Acquisition Corp. 1 Ltd
filed 2025-04-15
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares, par value $0.0001 per share	CCTSF	Over The Counter (OTC) Market

Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CTSWF	Over The Counter (OTC) Markets

Units, each consisting of one Class A ordinary share and one-half of a redeemable warrant	CTSUF	Over The Counter (OTC) Markets

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2024 (the last business day of the Registrant’s second fiscal quarter), based on the closing price of $11.35 for the Registrant’s Class A ordinary shares, as reported by the Market, was $21,705,411.

As of March 31, 2025, 3,926,061 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CACTUS ACQUISITION CORP. 1 LTD.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“Board” our board of directors from time to time;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;”
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“combination period” are from the closing of the IPO to November 2, 2025 (or such earlier date as determined by the Board) reflecting the first extension, the second extension, and third extension that we have to consummate an initial business combination; provided that the combination period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;
●	“founders shares” are to our 3,162,499 Class A ordinary shares and 1 Class B ordinary share, in the aggregate, initially purchased in the form of Class B ordinary shares in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our original sponsor prior to our IPO, and the 1 Class A ordinary shares that will be issued upon the automatic conversion of those the remaining 1 Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“founder share conversion” are to the conversion by our original sponsor 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares on October 24, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;
●	“management” or our “management team” are to our officers and directors;
●	“original sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;
●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our original sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shareholders” are to the holders of our public shares, including our original sponsor, officers and directors to the extent our original sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the sponsor to the first successor sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;
●	“sponsor purchase agreement” are to the sponsor purchase agreement dated February 9, 2024, among our original sponsor, the successor sponsor and us;
●	“sponsor shareholders” are to our original sponsor, Cactus Healthcare Management LP, the successor sponsor, EVGI Ltd, and the current sponsor, ARWM Inc Pte. Ltd;
●	“successor sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;
●	“third extension” are to the extension, to November 2, 2025, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;
●	“third extension meeting” is to the extraordinary general meeting held on November 1, 2024 approval for, among related matters, the third extension;
●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee;
●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;
●	“unit” are to a unit consisting of one Class A ordinary share and one-half warrant;

ii

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;
●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;
●	“2024 SPAC Rules” are to the new rules and regulations for special purpose acquisition companies adopted by the SEC on January 24, 2024, which became effective on July 1, 2024; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to consummate the business combination with Tembo e-LV B.V. pursuant to the Business Combination Agreement entered into on August 29, 2024;
●	the expected benefits of the business combination with Tembo e-LV B.V., including the future financial and operating performance of the combined company;
●	our ability to obtain the required shareholder and regulatory approvals and satisfy other closing conditions under the Business Combination Agreement;
●	the anticipated timing of the closing of the business combination and listing of the combined company on the Nasdaq Stock Market;
●	our potential ability to obtain additional financing to support transaction expenses or post-closing operations;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors following the business combination;
●	our officers and directors allocating their time to other businesses and potential conflicts of interest;
●	risks related to the business and operations of Tembo and the markets in which it operates;
●	the use of proceeds not held in our trust account at Bank of America, N.A., maintained by Continental Stock Transfer & Trust Company as trustee;
●	our trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering or following the completion of the business combination.

Forward-looking statements are subject to numerous risks, uncertainties, and other factors that could cause actual results to differ materially from those reflected in such statements, including those discussed in “Risk Factors” and elsewhere in this Annual Report.

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

iii

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	We have been delisted from the Nasdaq Stock Market and may face challenges in relisting or qualifying the combined company for listing on a major U.S. exchange. We may be unable to obtain - on reasonable terms or at all - additional financing to continue operations, complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
●	The requirement that we complete our initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach the end of the combination period, which could undermine our ability to complete our initial business combination on terms that would provide value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends, ongoing military conflicts and other geopolitical uncertainties.
●	Because there are many SPACs evaluating targets, attractive targets have become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.12 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	The notes to the financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Our sponsor shareholders will be able to approve the business combination regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.
●	If we seek shareholder approval of our initial business combination, our original sponsor, successor sponsor and other initial shareholders, as well as our directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.12 per share.

iv

●	Our directors may decide not to enforce the indemnification obligations of our original sponsor, or to enforce provisions of the sponsor purchase agreement allocating our liabilities to our successor sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	Changes in SEC rules affecting SPACs may adversely affect our ability to negotiate and complete our initial business combination.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
●	Because we are not limited to any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
●	We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
●	We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private warrants, along with funding from third party sources (which may not be available), which will cause us to be solely dependent on a single business which may have a limited number of products or services, or product candidates. This lack of diversification may negatively impact our operations and profitability.
●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We seek at a meeting to approved our initial business combination, to amend our amended and restated memorandum and articles of association in a manner that will make it easier for us to complete our initial business combination, which some of our shareholders may not support.
●	The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity may be amended with the approval of holders of at least two-thirds of our ordinary shares that, being entitled to do so, attend and vote at a general meeting, and corresponding provisions of the agreement governing the release of funds from our trust account may be amended with the approval of holders of at least 65% of our then outstanding ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.
●	Certain agreements related to our initial public offering may be amended without shareholder approval.

v

●	Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
●	We may be deemed a “foreign person” and therefore may not be able to complete our business combination because such transaction may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.12 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Risks Relating to the Post-Business Combination Company

●	If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.
●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.
●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
●	We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to our Management Team

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the skills efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Past performance by the companies in which our management team and our successor sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

vi

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Since our original sponsor, successor sponsor and the other initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Since our successor sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Risks Relating to our Securities

●	Our securities have been delisted from Nasdaq, limiting liquidity and subjecting us to additional trading restrictions. Our successor sponsor controls the appointment of our Board until completion of our initial business combination and holds a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
●	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	Our warrants contained in our units, together with our founders shares and private warrants, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
●	There is currently a limited market for our securities, which could adversely affect the liquidity and price of our securities.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	Our amended and restated memorandum and articles of association provide that unless we consent to an alternate forum, the federal district courts of the United States shall be the exclusive forum of resolution of any claims arising under the Securities Act, which may impose additional litigation costs on our shareholders.
●	Our amended and restated articles of association provide that unless we consent otherwise, the courts of the Cayman Islands shall have sole and exclusive jurisdiction for all disputes between our company and our shareholders under the Companies Act.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
●	After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
●	An investment in our securities may result in uncertain or adverse United States federal income tax consequences.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our extension meeting or initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	The warrants that are part of the units that we offered publicly and issued privately, together with our grant of registration rights to our original sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.
●	Our original sponsor paid a nominal price for its acquisition of the founders shares. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.
●	Unlike certain other blank check companies, our sponsor shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

vii

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	Because of the number of Class A ordinary shares received by our original sponsor upon the conversion of the founder shares, Nasdaq may in the future consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
●	We may reincorporate in, migrate to or merge with and into another entity as a surviving company in, another jurisdiction in connection with our initial business combination and such reincorporation, migration or merger may result in taxes imposed on shareholders.

Emerging Regulatory and Market Risks

●	Increased regulatory scrutiny of SPAC transactions may delay or prevent our ability to complete a business combination, or increase the cost of compliance.
●	The SEC and other regulatory bodies have recently introduced or proposed new rules specific to SPACs and de-SPAC transactions, including enhanced disclosure requirements and potential reclassification of SPACs as investment companies. These developments could result in additional regulatory burdens, increase the time and cost necessary to complete our initial business combination, or deter potential target companies from entering into a business combination with us.
●	Litigation and heightened shareholder activism in the SPAC space could adversely affect our business combination efforts. SPACs and de-SPAC transactions have increasingly been subject to class action lawsuits, shareholder demands, and heightened scrutiny from activist investors. Any such actions taken against us or a prospective target could materially delay or prevent the consummation of a business combination and could result in significant legal expenses or reputational harm.

Additional Risk Factors for Consideration

●	The delisting from Nasdaq may reduce the appeal of our securities to potential business combination targets and investors of our securities may increase the risk of a “failed” de-SPAC transaction or force us to agree to less favorable terms with a target company.
●	Delisting has reduced our leverage in negotiations with potential targets, particularly if the combined company will need to meet the initial listing requirements of a national securities exchange in connection with the closing of a business combination. We may be required to accept less favorable deal terms or undertake additional steps, including concurrent capital raises or corporate restructuring, to meet relisting standards, any of which could delay or jeopardize our ability to complete a business combination.
●	Our ability to relist our securities on a national securities exchange after a business combination is subject to significant uncertainty and risks.
●	There can be no assurance that we or the combined company will be able to satisfy the initial listing standards of a national securities exchange, such as Nasdaq or the NYSE, after the consummation of our initial business combination. If we are unable to relist, investors may experience reduced liquidity, lower trading volumes, and a corresponding decrease in the market price of our securities.
●	Delisting may be viewed negatively by regulators, potential targets, or investors, and could increase the likelihood of regulatory inquiries or shareholder litigation. The perception that we may be less financially stable or operationally viable as a delisted company could adversely affect our ability to complete a business combination on favorable terms or at all.
●	The delisting may increase our cost of capital and limit our ability to attract future financing.
●	The loss of our listing on Nasdaq may negatively affect our ability to attract and retain experienced directors, officers, and other key personnel who prefer to be associated with an exchange-listed company. This could impair our ability to manage operations and execute a business combination effectively.
●	We have identified material weaknesses in our internal control over financial reporting. These weaknesses could result in misstatements of our financial statements or disclosures, which may not be prevented or detected on a timely basis. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024. The existence of these material weaknesses increases the risk that our financial statements may contain material errors, and we may be required to restate previously issued financial information. Additionally, any continued failure to maintain effective internal controls could harm our reputation with investors, lead to regulatory scrutiny, limit our ability to raise additional capital, and negatively impact our stock price.
●	We are in the process of implementing remediation plans to address the material weaknesses identified in our internal control over financial reporting. These plans include hiring additional accounting personnel and implementing enhanced control procedures. There can be no assurance, however, that these efforts will be successful or that we will be able to fully remediate the material weaknesses within our expected timeframe. Furthermore, we may in the future identify additional deficiencies in our internal control over financial reporting that may also constitute significant deficiencies or material weaknesses. Failure to remediate existing material weaknesses or to prevent new ones from arising could impair our ability to accurately and timely report our financial results, which may result in loss of investor confidence and potential legal or regulatory consequences.

General Risk Factors

●	We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

viii

PART I

Item 1. Business.

Introduction

We are a blank check company formed on April 19, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we have completed our initial business combination. While we may pursue a business combination target in any business or industry and across any geographical region, and have historically focused our search on technology-based healthcare businesses that are domiciled in Israel that carry out all or a substantial portion of their activities in Israel or that have some other significant Israeli connection, since the closing of the sponsor alliance (as discussed and defined below under “Recent Developments - Sponsor Alliance”), and the appointment of new directors to the board and a new management team, we altered the focus of our search to emerging technology companies globally, and particularly those in the renewables sector. The current sponsor of our company is ARWM Inc Pte. Ltd.

Initial Public Offering

On November 2, 2021, we completed our initial public offering of 12,650,000 units, amounting to $10 per unit for a total of $126,500,000, with each unit consisting of one Cactus Class A ordinary share (12,650,000 total shares) and one-half of one Cactus public warrant (6,250,000 total public warrants). Each whole Cactus warrant entitles the holder thereof to purchase one Cactus Class A ordinary share at a price of $11.50 per share. An additional $2,530,000 was invested by the initial sponsor for the benefit of the public shareholders to preserve a redemption value of $10.20. Cactus raised total gross proceeds of $129,030,000 in the IPO, and a total of $129,030,000 was deposited into the Trust Account. Concurrently with the closing of the initial public offering, Cactus completed the private sale of 4,866,667 private warrants to its initial sponsor, Cactus Healthcare Management LP, at a purchase price of $1.50 per private placement warrant, generating aggregate gross proceeds of $7,300,000 for Cactus working capital and IPO-related closing costs. A Cactus private warrant entitles the holder to purchase one Cactus Class A ordinary share at an exercise price of $11.50 per share.

Prior to the consummation of the IPO, in May 2021, the initial sponsor purchased 2,875,000 founders shares in Cactus for an aggregate purchase price of $25,000, or approximately $0.009 per share. In October 2021, Cactus effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the sponsor.

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

Sponsor Alliances

On February 9, 2024, our first sponsor, Cactus Healthcare Management, L.P. (“Cactus LP”), entered into a sponsor securities purchase agreement with EVGI Limited (“EVGI”), our second sponsor, pursuant to which, on February 23, 2024, Cactus LP transferred to EVGI 80% of the securities of the Company owned by Cactus LP prior to the transaction. As part of the closing, a change in management and the board of directors was implemented.

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, our second sponsor, and ARWM Pte Limited (ARWM”), our third sponsor, pursuant to which, on May 16, 2024, EVGI transferred to ARWM 100% of the Cactus securities owned by EVGI. As part of the closing, a change in management and the board of directors was implemented.

Business Combination Agreement

On August 29, 2024, we signed a Business Combination Agreement (BCA) with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands,. Under the BCA, the consideration to be paid to the equity holders of Tembo is $838 million and will be paid entirely in the form of newly issued ordinary shares of new combined company, with each share valued at $10.00. The BCA was entered into by the parties following due diligence and receipt by our board of directors of a fairness opinion from an independent third party. We are advancing activities towards consummating a Business Combination with Tembo.

Recent Developments

Delisting from Nasdaq

On October 29, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) stating that because we had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, we were not in compliance with Nasdaq IM 5101-2 and therefore subject to delisting. Trading in our securities on NASDAQ was suspended at the opening of business on November 5, 2024 and trading of our securities on the OTC market commenced on November 6, 2024, under the symbol CCTSFF. The delisting and commencement of trading on OTC does not affect our business combination agreement with Tembo, as both parties continue to work to effectuate the completion of the transaction. The combined company intends to apply for up-listing on the Nasdaq Stock Market in connection with the completion of the business combination.

Extension of our Combination Period - Third Extension

On November 1, 2024, we held an extraordinary general meeting, at which our shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account to the shareholders who redeemed their shares.

On October 29, 2024, we and ARWM Inc Pte. Ltd. (our current Sponsor), entered into a non-redemption agreement (NRA) with an unaffiliated third party (the “Non-Redeeming Shareholder”). Pursuant to the NRA, the Non-Redeeming Shareholder agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 500,000 publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to transfer an aggregate of 125,000 founder shares held by it to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. To the extent that a business combination does not close by May 2, 2025, the Sponsor agreed to transfer an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares).

Promissory Note

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

We signed a Note extension with the lender to extend the Maturity Date from November 1, 2024 to November 2, 2025. All other terms of the Note remain unchanged by the Note extension.

Industry Opportunity

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

The following differentiated value propositions will allow us to bring to the public market a highly attractive business:

●	successful investment and M&A track record across public and private markets;
●	established deep relationships and insights within private equity and clean energy sectors globally;
●	proven experience in consummating transactions;
●	operational expertise to add value and help grow and optimize businesses post-acquisition;
●	decades of experience in clean energy and technology investing;
●	sustainable infrastructure project development and execution;
●	leadership team;
●	proprietary deal flow; and
●	comprehensive set of competencies in clean energy, decarbonization and other energy transition investment themes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering, a private placement at the time of the business combination closing, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

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

We are not restricted from entering into an agreement or transaction with a target business that is affiliated with any of our officers, directors or sponsor, and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

Our units commenced trading on the Nasdaq Global Market on November 2, 2021 under the symbol “CCTSFU”. As of December 30, 2021, holders of the units sold in our initial public offering could begin to elect to separately trade the Class A ordinary shares and warrants included in the units. Following our delisting from Nasdaq on November 5, 2024, our Class A ordinary shares, warrants and units are now quoted on the OTC Pink Market under the symbols “CCTSFF” “CTSWF” and “CTSUF”, respectively.

Status of Our Initial Business Combination

On August 29, 2024, we entered into a definitive Business Combination Agreement (the “BCA”) with Tembo e-LV B.V. (“Tembo”), Tembo Holdco N.V. (“Holdco”), CCTSF Merger Sub Inc. (“Merger Sub”), and VivoPower International PLC (“VivoPower”). The BCA outlines a multi-step transaction pursuant to which Holdco will become a publicly traded company on the Nasdaq Stock Market.

Under the terms of the BCA:

●	Company Share Exchange: All outstanding shares of Tembo will be contributed to Holdco in exchange for newly issued Holdco ordinary shares.
●	Corporate Reorganization: Holdco will convert from a Dutch private limited liability company (B.V.) to a public limited liability company (N.V.).
●	Merger: Merger Sub will merge with and into CCTSF, with CCTSF surviving as a wholly owned subsidiary of Holdco. Each outstanding Class A ordinary share of CCTSF not redeemed by public shareholders will be exchanged for one Holdco ordinary share.
●	Nasdaq Listing: Following the closing, Holdco will apply to Nasdaq for its ordinary shares to be listed on Nasdaq under a new ticker symbol.

The BCA includes governance provisions, including board representation from both the Tembo and CCTSF sponsor groups and customary lock-up arrangements restricting the resale of Holdco shares following closing. The transaction is structured to qualify as a tax-free reorganization under Section 351 of the U.S. Internal Revenue Code.

In connection with the BCA, key shareholders of both Tembo and CCTSF have entered into Investor Support Agreements, agreeing to vote in favor of the proposed transaction and to refrain from exercising redemption rights. Additionally, the parties executed lock-up agreements and an Investor Rights Agreement providing customary registration rights for certain Holdco shareholders.

The closing of the business combination remains subject to regulatory approvals, including SEC clearance of the Form F-4 registration statement, the completion of financial audits under PCAOB standards, shareholder approvals, and other customary conditions.

Financial Position

With funds available in our trust fund in an amount of $9,080,000 (as of April 15, 2025), which amount will be reduced as a result of any redemptions in connection with any future extension meeting and/or a meeting to approve a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations, or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, second extension meeting, third extension meeting, and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all.

Fair Market Value of Target Business

Prior to our delisting, Nasdaq listing rules required that the target business or businesses we acquired collectively have a fair market value equal to at least 80% of the balance of the funds in our trust account (excluding taxes payable on income earned on the trust account) at the time of executing a definitive agreement for an initial business combination. As we are no longer listed on Nasdaq, we are no longer required to meet this 80% fair market value test as a listing standard. Nevertheless, our board of directors continues to apply customary valuation practices in connection with our pending business combination.

On August 29, 2024, we entered into a definitive Business Combination Agreement with Tembo e-LV B.V., under which we will complete a multi-step transaction that includes a merger and share exchange. While we previously considered multiple transaction structures, the terms of the Business Combination Agreement provide for the merger of Merger Sub with and into CCTSF and the exchange of Class A ordinary shares for Holdco ordinary shares.

In connection with the Business Combination Agreement, our board of directors reviewed the financial condition and valuation of Tembo, including an independent fairness opinion. Specifically, CCTSF engaged Gemini Valuation Services, LLC (“GVS”) to provide a fairness opinion regarding the proposed transaction. GVS reviewed Tembo’s financial statements, internal projections, comparable company analyses, and held discussions with Tembo’s senior management. Based on its analysis, GVS concluded that the consideration to be paid in the business combination is fair, from a financial point of view, to CCTSF and its security holders.

The proxy materials or registration statement (Form F-4) being prepared in connection with the transaction will include further information regarding the financial analysis performed by GVS, as well as the full fairness opinion.

Lack of Business Diversification

We expect to complete our business combination with just one business, Tembo e-LV B.V. Therefore, the prospects for our success will likely depend entirely on the future performance of this one business. Unlike entities with the resources to diversify operations across multiple businesses or industries, we will initially be reliant on Tembo’s business operations, and we will not benefit from the potential to spread risk across multiple unrelated business lines.

As a result, our lack of diversification may:

●	subject us to numerous economic, competitive, and regulatory developments that could have a significant adverse impact on the specific industry in which Tembo operates following the business combination; and
●	result in our dependency on the success of Tembo’s business, products, and services, and the market acceptance thereof.

Limited Ability to Evaluate the Target Business’ Management

Although we conducted due diligence on the management of Tembo e-LV B.V. in connection with the evaluation of the business combination, we cannot assure you that our assessment of Tembo’s management will prove to be accurate. In addition, we cannot guarantee that Tembo’s management team will possess all of the necessary skills, qualifications, or experience to operate a public company listed on Nasdaq following the completion of the business combination.

The future role of our current officers and directors, if any, in the combined company following the business combination has not been determined. While it is possible that some of our key personnel may remain associated with the combined company in senior management or advisory positions, they are not expected to devote their full-time efforts to its operations. Any continued involvement of our key personnel would be subject to the negotiation of separate employment or consulting agreements with the combined company. Such negotiations, if pursued, may occur in parallel with the completion of the business combination and could result in compensation in the form of cash and/or equity awards.

Although the personal or financial interests of our key personnel may influence their motivation in identifying and selecting a target business, we have determined that their ability to remain with the company post-combination was not a determinative factor in proceeding with the proposed business combination with Tembo.

Additionally, while Tembo’s incumbent management is expected to lead the combined company following the business combination, we cannot assure you that they will be successful in operating the business as a public company. Furthermore, the combined company may seek to recruit additional executives to supplement Tembo’s existing leadership team, but there can be no assurance that we will be able to attract or retain such individuals or that any additional managers recruited will possess the skills and expertise needed to enhance the combined company’s performance.

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

We chose our net tangible asset threshold of $5,000,001 under our amended and restated memorandum and articles of association to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination and do not believe that we will comply with the $5,000,001 threshold (due to redemptions of shares or otherwise), we may seek shareholder approval to amend our amended and restated memorandum and articles of association to eliminate that threshold as part of the approval of the business combination. We may, in the alternative, agree with a target business on a working capital closing condition or other condition that requires us to have a minimum amount of funds available from our trust account upon consummation of such initial business combination in an amount that causes us to exceed $5,000,001 in net tangible assets either immediately prior to or upon consummation of the business combination. Any such minimum cash condition may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the combination period, if at all. Public shareholders who have not redeemed their shares in connection the first extension meeting, the second extension meeting or the articles amendment meeting may have to wait until the end of the combination period, or November 2, 2025, in order to be able to receive a pro rata share of our trust account. Our sponsor shareholders, officers and directors have agreed (i) to vote any ordinary shares owned by them in favor of any proposed business combination, (ii) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (iii) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor shareholders or their affiliates indicated any intention to purchase Class A ordinary shares from public shareholders in the open market or in private transactions. However, in connection with a meeting to approve a proposed business combination, if a significant number of shareholders vote, or indicate an intention to vote, against the proposed business combination or intend to have their shares redeemed, our officers, directors, sponsor shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

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

Our sponsor shareholders, the other initial shareholders and our officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the initial public offering or in the after market.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the combination period, or November 2, 2025, unless a further extension to the combination period is approved by our shareholders in accordance with our amended and restated memorandum and articles of association.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $10,000 of proceeds held outside our trust account as of April 15, 2025, plus proceeds from a loan from the we are currently in the process of negotiating, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in our trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private warrants, other than the proceeds deposited in our trust account, and without taking into account interest, if any, earned on our trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.12. The proceeds deposited in our trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.12. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in our trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against our trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in our trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in our trust account, our management performs an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against our trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our original sponsor had agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $11.12 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes.

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

In the event that the proceeds in our trust account are reduced below (i) $11.12 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our successor sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our successor sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our successor sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $11.12 per share

We have sought and will seek to reduce the possibility that our original sponsor or our successor sponsor will have to indemnify our trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in our trust account. Our original sponsor will also not be liable as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act.

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in our trust account could be subject to applicable insolvency laws and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete our trust account, we cannot assure you we will be able to return $11.12 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from our trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from our trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with the shareholder vote for the extension or any other shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; (ii) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; and (iii) the redemption of our public shares if we are unable to complete our initial business combination by the end of the combination period (November 2, 2025, unless a further extension is approved by our shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in our trust account. In connection with an extension meeting or in the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the extension or our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of our trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●	Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (i) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination by the end of the combination period (November 2, 2025, unless a further extension is approved by our shareholders in accordance with our amended and restated memorandum and articles of association) or ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (a) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (b) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in our trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;
●	if our initial business combination is not consummated by the end of the combination period, then our existence will terminate, and we will distribute all amounts in our trust account; and
●	prior to our initial business combination, (except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any right to receive funds from our trust fund) we may not issue additional shares that would entitle the holders thereof to (i) receive funds from our trust account or (ii) vote as a class with our public shares (provided that this will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account) (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond the end of the combination period or (y) amend the foregoing provisions.

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

	Redemptions in Connection with an Extension or Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions If We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of a further extension or our initial business combination may be made in connection with a shareholder vote (or, in the case of the initial business combination, a tender offer). The redemption price will be the same whether we conduct redemptions in connection with a shareholder vote or pursuant to a tender offer. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in our trust account as of two business days prior to the extension meeting or consummation of the initial business combination (which is currently anticipated to be approximately $11.12 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor shareholders, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in our trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination by the end of the combination period, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account (which is currently anticipated to be approximately $11.12 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with an extension or our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in our trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor shareholders and other initial shareholders, who will be our only remaining shareholder after such redemptions.

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

Conflicts of Interest

Certain of our executive officers and directors have fiduciary and contractual duties to other companies, which may create potential conflicts of interest in connection with the execution of our business combination with Tembo e-LV B.V. and related post-closing matters. While these entities are no longer competing with us for acquisition opportunities, as we have already entered into a definitive Business Combination Agreement with Tembo, such duties could influence their allocation of time and focus during the process of completing the transaction or in the combined company thereafter.

Additionally, some of our officers and directors currently have, and may in the future acquire, additional fiduciary or contractual obligations to other entities, which may include commitments to present future business opportunities to those entities. We believe, however, that these fiduciary or contractual obligations will not materially affect our ability to consummate the business combination with Tembo or fulfill our obligations under the Business Combination Agreement.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter that may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $11.12 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor and the successor sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

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

Employees

As of the date of this Annual Report, we have one officer, who acts as the Chief Executive Officer and a Principal Accounting Officer. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the status of our pursuit of a target business for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares, and warrants under the Exchange Act and are subject to reporting obligations, including the requirement to file annual, quarterly, and current reports with the SEC. In accordance with the Exchange Act, each of our annual reports will include financial statements audited and reported on by our independent registered public accounting firm.

In connection with the proposed business combination with Tembo e-LV B.V., we will provide shareholders with audited financial statements of Tembo as part of the registration statement on Form F-4 and proxy materials for the shareholder vote. These financial statements will be prepared in accordance with IFRS and audited in accordance with PCAOB standards. The enhanced disclosure requirements for de-SPAC transactions under the 2024 SPAC Rules may increase the time and cost associated with preparing and delivering such materials.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2024, as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”); however, as we are not deemed to be a large accelerated filer or an accelerated filer, and continue to qualify as an emerging growth company, we are not required to obtain an auditor attestation regarding the effectiveness of our internal control over financial reporting. Tembo may not currently be in full compliance with the internal control requirements of the Sarbanes-Oxley Act, and achieving such compliance may increase post-closing costs and time commitments.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups (JOBS) Act of 2012 (“JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced executive compensation disclosures, and the requirement to hold a non-binding advisory vote on executive compensation. If investors find our securities less attractive as a result of these exemptions, there may be reduced liquidity in the market for our securities and increased volatility.

Additionally, we take advantage of the extended transition period for complying with new or revised accounting standards available to emerging growth companies under the JOBS Act.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing date of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer; or (2) the date on which we issue more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and may take advantage of reduced disclosure obligations, including providing only two years of audited financial statements and limiting comparative annual period disclosures. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equal or exceed $100 million and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights in connection the business combination, we might not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. Over the past six quarters or so, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of the extension of the expiration date of the SPAC or the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, will face a high level of redemptions that will jeopardize our ability to successfully consummate a business combination.

In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed; at the third extension meeting a total of 1,148,799 Class A ordinary shares were redeemed. This resulted in shareholders holding 11,886,428 publicly-held Class A ordinary shares exercising their right to redeem and as a result, approximately $126,130,989 was distributed from our trust account, with 763,572 publicly-held Class A ordinary shares remaining. As of April 15, 2025, there remained approximately $9,080,000 in our trust account.

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

If our initial business combination is unsuccessful, you will not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed; at the third extension meeting a total of 1,148,799 Class A ordinary shares were redeemed. This resulted in shareholders holding 11,886,428 publicly-held Class A ordinary shares exercising their right to redeem and as a result, approximately $126,130,989 was distributed from our trust account, with 763,572 publicly-held Class A ordinary shares remaining. As of April 15, 2025, there remained approximately $9,080,000 in our trust account.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We have been delisted from the Nasdaq Stock Market and may face challenges in relisting or qualifying the combined company for listing on a major U.S. exchange.

Following our delisting from Nasdaq, we may face heightened scrutiny or more stringent requirements to relist our securities or the securities of a combined company on a national securities exchange such as Nasdaq or the NYSE. The inability to relist could adversely impact the attractiveness of a potential business combination partner and may reduce investor interest or market valuation.

We may be unable to obtain- on reasonable terms or at all- additional financing to continue operations, complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the available net proceeds available to us for our initial business combination (due to excessive redemptions in connection with our extension meeting or a shareholder meeting to approve an initial business combination, or the expenditure of excessive funds in continuing operations or investigating potential target companies) are insufficient, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, or before to continue operations, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the past several years, with financings often available only on terms that are onerous to the combined company following the business combination, or not at all. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $11.12 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.12 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.12 per share” and other risk factors below.

Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination is aware that we must complete our initial business combination before the end of the combination period, or by November 2, 2025. Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. As of the date of this Annual Report, we have just over six months remaining to consummate a business combination. As a result, this risk has increased as we have gotten closer to the end of the combination period. We may also have more limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation and/or if we had more time.

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

Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.12 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within the combination period, or November 2, 2025. We may not be able to complete an initial business combination by the conclusion of such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

Our ability to complete our initial business combination within the combination period could be adversely affected by the sponsor alliance, insofar as it has resulted in significant changes to our management team and the replacement of all members of the Board. See “Item 1. Business. - Recent Developments - Sponsor Alliance.”

If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the remaining outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $11.12 per share, or less than $11.12 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.12 per share” and other risk factors herein.

The notes to the financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We cannot assure you that our plans to consummate an initial business combination will be successful, which is in part dependent on our ability to obtain sufficient financing that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has become very tight in the last two years. In the absence of such a business combination transaction, our company will cease to exist after the combination period has passed, which would occur less than 12 months following the date of this Annual Report. The short-term expiration date for our company as well as the question as to whether we will have the required financial resources to complete our initial business combination raise substantial doubt about our ability to continue as a going concern. The financial statements contained in the F-1 pages of this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

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

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Our original sponsor and the other initial shareholders (and their permitted transferees, including our successor sponsor) will agree, pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our business combination. As a result, given that our current sponsor, successor sponsor, and original sponsor and the other initial shareholders own approximately 80.55% of our outstanding ordinary shares, we don’t need any additional public shares voted in favor of a business combination in order to have our business combination approved.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “excess shares,” without our prior consent. However, we would not restrict our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination. Your inability to redeem the excess shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell excess shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the excess shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.

The funds available to us outside of the trust account are in the view of management insufficient to allow us to operate for the remainder of the combination period. As of April 15, 2025, approximately $10,000 is available to us outside of the trust account to fund our working capital requirements. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We are incurring significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In that case, our public shareholders may receive only approximately $11.12 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.12 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.12 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.12 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.12 per share initially held in the trust account, due to claims of such creditors.

Our original sponsor agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $11.12 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our original sponsor will not be responsible to the extent of any liability for such third-party claims.

In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

We have not independently verified whether our original sponsor or successor sponsor has sufficient funds to satisfy its indemnity obligations and believe that our original sponsor’s only assets are securities of our company. Accordingly, our original sponsor and successor sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our original sponsor or successor sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $11.12 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If our original sponsor fulfills its foregoing indemnity obligations or our successor sponsor has incurred liabilities on behalf of us but then seeks indemnity for those obligations from us or from the surviving entity in a business combination transaction, that could reduce the consideration payable to you in any such business combination transaction.

Our directors may decide not to enforce the indemnification obligations of our original sponsor, or to enforce provisions of the sponsor purchase agreement allocating our liabilities to our successor sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.12 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our original sponsor or successor sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our original sponsor or successor sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our original sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance, in particularly where our original sponsor or successor has no assets. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $11.12 per share.

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

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, (or the Investment Company Act), our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;
●	each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were only to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account was intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination by November 2, 2025, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent an initial business combination by November 2, 2025, our return of the funds held in the trust account to the public shareholders as part of our redemption of the Class A ordinary shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive approximately $11.12 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules, which became effective on July 1, 2024, and may affect our ability to effect a business combination transactions. The 2024 SPAC Rules, among other things, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; and increase the potential liability of certain participants in proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules and related guidance may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers, who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.12 per share on the liquidation of our trust account and our warrants will expire worthless.

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

The net proceeds from our initial public offering and the sale of the private warrants, which was initially $130,142,000, has been reduced significantly due to redemptions by our public shareholders in connection with the first extension meeting, the second extension meeting and the articles amendment meeting and may be further reduced at our meeting to approve our initial business combination. In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed; at the third extension meeting a total of 1,148,799 Class A ordinary shares were redeemed. This resulted in shareholders holding 11,886,428 publicly-held Class A ordinary shares exercising their right to redeem and as a result, approximately $126,130,989 was distributed from our trust account, with 763,572 publicly-held Class A ordinary shares remaining. As of April 15, 2025, there remained approximately $9,080,000 in our trust account. Given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all.

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

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We may seek at a meeting to approve our initial business combination, to amend our amended and restated memorandum and articles of association in a manner that will make it easier for us to complete our initial business combination, which some of our shareholders may not support.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who, being entitled to do so, attend and vote in a general meeting (amendments relating to the appointment or removal of directors prior to our initial business combination instead require the approval of at least 90% of our shares voting in a general meeting). Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our then outstanding ordinary shares. Our original sponsor, successor sponsor and other initial shareholders, who collectively beneficially own 80.55% of our shares, may participate in any vote to amend our amended and restated memorandum and articles of association (other than any amendment materially adversely impacting our public shares) and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (i) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within the combination period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our original sponsor and other initial shareholders have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Our successor sponsor, ARWM Inc Pte. Ltd, is controlled by non-U.S. persons. We may pursue a business combination target in any business or industry and across any geographical region, including in the United States. Certain transactions in the United States are subject to specific rules or regulations that may limit, prohibit, or create additional requirements with respect to foreign ownership of a U.S. company. In particular, our initial business combination, if effected with a U.S. target company, may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States (“CFIUS”) has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President of the United States prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.12 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.12 per share on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.12 per share” and other risk factors.

Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our operations and business combination plans.

In the ordinary course of our business, we collect, store and transmit confidential information. Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on industry accepted measures and technology to secure confidential and proprietary information maintained on our computer systems. However, these measures and technology may not adequately prevent security breaches. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our product candidates that could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Cyberattacks are increasing in their frequency, sophistication, and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business, and reputational harm to us. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our operations and business combination plan, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and our business combination plans could be delayed.

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

Since our original sponsor, successor sponsor, and current sponsor, and the other initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

On February 9, 2024, we entered into the sponsor purchase agreement with our original sponsor and successor sponsor pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor the sponsor transferred securities comprising 2,529,999 Class A ordinary shares, 1 Class B ordinary share and 3,893,334 private warrants.

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, our second sponsor, and ARWM Pte Limited (ARWM”), our current sponsor, pursuant to which, on May 16, 2024, EVGI transferred to ARWM 100% of the securities of the Company owned by EVGI prior to the transaction.

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

Risks Relating to our Securities

Our securities have been delisted from Nasdaq, limiting liquidity and subjecting us to additional trading restrictions. As described above –“We may not remain qualified for continued listing, or qualify for initial listing for the combined company, in each case, on the Nasdaq Stock Market, following the extension meeting or the shareholder meeting at which the approval of our initial business”, we cannot assure you that our securities will be relisted on Nasdaq post initial business combination.

As we are no longer listed on Nasdaq, our securities currently trade on a less liquid over-the-counter market. This may reduce investor interest, limit the ability of existing investors to sell or purchase securities, and adversely affect the market price and liquidity of our shares and warrants.

The National Securities Markets Improvement Act of 1996, a federal statute, prevents or preempts states from regulating the sale of certain securities, known as “covered securities.” Previously, because our units, Class A ordinary shares and warrants were listed on Nasdaq, they qualified as covered securities under this statute.

However, since our securities are no longer listed on a national securities exchange, they may no longer qualify as covered securities. As a result, we may now be subject to the securities laws and regulations of each state where we offer or sell our securities. Although states are preempted from regulating the sale of covered securities, they may still investigate potential fraud or other violations. If such activities are found, states may prohibit or restrict the sale of our securities within their jurisdiction. While we are not currently aware of any such restrictions being imposed on our company, certain state regulators view blank check companies unfavorably and could take action to limit the sale of our securities.

Our successor sponsor controls the appointment of our Board until completion of our initial business combination and holds a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our successor sponsor owns 49.85% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only our successor sponsor, as holder of the Class B share, has the right to vote on the appointment of and holders of a majority of our founders shares may remove a member of the Board for any reason. Neither of our sponsor shareholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our sponsor shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. The purchase by our sponsor shareholders of any Class A ordinary shares, including in the after market or in privately negotiated transactions, would increase their influence over these actions. Accordingly, our sponsor shareholders exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our extension meeting or initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with the extension meeting and our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we are distributing in connection with the extension meeting and that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business- Effecting a Business Combination- Redemption Rights.”

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

In addition, in connection with the first extension meeting and the second extension meeting, and third extension meeting, our original sponsor entered into the first NRAs with the first non-redeeming shareholders and the second NRAs with second non-redeeming shareholders. The third (current) sponsor entered into the third NRAs with the third non-redeeming shareholders. Pursuant to the first NRAs and the second NRAs, the original sponsor agreed to transfer a total of 299,990 existing founder shares to the first non-redeeming shareholders and second non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination, in exchange for their agreement not to redeem their shares. Pursuant to the sponsor purchase agreement the successor (second) sponsor agreed to assume the original sponsor’s obligations to transfer all such founder shares to the first non-redeeming shareholders and second non-redeeming shareholders from the founder shares it purchased from the original sponsor. Pursuant to the subsequent sponsor purchase agreement the third (current) sponsor agreed to assume the second sponsor’s obligations to transfer 299,990 founder shares to the first non-redeeming shareholders and second non-redeeming shareholders from the founder shares it purchased from the second sponsor. Pursuant to the third NRAs, the third (current) sponsor agreed to transfer a total of up to 275,000 existing founder shares to the third non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination, in exchange for their agreement not to redeem their shares. See “Item 1. Business - Extension of our Combination Period.”

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

Our amended and restated memorandum and articles of association authorizes the issuance of ordinary shares, including 500,000,000 Class A ordinary shares, par value $0.0001 per share, and 50,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 5,000,000 preference shares, par value $0.0001. As of April 15, 2025, there are 496,073,939 and 49,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of the 1 outstanding Class B ordinary share, and 5,000,000 authorized but unissued preference shares available for issuance.

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

The authorized share capital under our amended and restated memorandum and articles of association also presents the possibility of additional, substantial dilution. Under those charter documents, we are authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preference shares, par value $0.0001 per share. As of April 15, 2025, there are 496,073,939 and 49,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of the 1 outstanding Class B ordinary share. The 1 Class B ordinary share is convertible into Class A ordinary shares, initially at a one-for-one ratio, but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association.

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

Because of the number of Class A ordinary shares received by our original sponsor, a majority of which were transferred to the successor sponsor upon the conversion of the founder shares, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Disregarding the additional Class A ordinary shares underlying those warrants (and the shares underlying warrants sold in our initial public offering as part of the units), our original sponsor owns 16.11% of our issued and outstanding shares and our successor sponsor owns 45.46% at December 31, 2024. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	director nominations be made, or recommended to the full board, by our independent directors or by a nominating committee of our board that is composed entirely of independent directors with a written charter or resolution addressing the committee’s purpose and responsibilities.

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

Emerging Regulatory and Market Risks

Increased regulatory scrutiny of SPAC transactions may delay or prevent our ability to complete a business combination, or increase the cost of compliance.

The SEC and other regulatory bodies have recently introduced new rules specific to SPACs and de-SPAC transactions, including enhanced disclosure requirements and potential reclassification of SPACs as investment companies. These new rules could result in additional regulatory burdens, increase the time and cost necessary to complete our initial business combination, or deter potential target companies from entering into a business combination with us.

Litigation and heightened shareholder activism in the SPAC space could adversely affect our business combination efforts.

SPACs and de-SPAC transactions have increasingly been subject to class action lawsuits, shareholder demands, and heightened scrutiny from activist investors. Any such actions taken against us or a prospective target could materially delay or prevent the consummation of a business combination and could result in significant legal expenses or reputational harm.

Additional Risk Factors for Consideration

Our delisting from Nasdaq may reduce the appeal of our securities to potential business combination targets and investors.

Many private companies view a business combination with a listed SPAC as a route to a public listing on a national exchange. Because we are no longer listed on Nasdaq, we may face difficulties in negotiating with attractive target businesses that prefer to partner with a listed SPAC to expedite access to public capital markets. In addition, the delisting could make our securities less attractive to institutional investors, PIPE investors, and others, which may impair our ability to complete a successful business combination.

The delisting of our securities may increase the risk of a “failed” de-SPAC transaction or force us to agree to less favorable terms with a target company.

Delisting has reduced our leverage in negotiations with potential targets, particularly if the combined company will need to meet the initial listing requirements of a national securities exchange in connection with the closing of a business combination. We may be required to accept less favorable deal terms or undertake additional steps, including concurrent capital raises or corporate restructuring, to meet relisting standards, any of which could delay or jeopardize our ability to complete a business combination.

Our ability to relist our securities on a national securities exchange after a business combination is subject to significant uncertainty and risks.

There can be no assurance that we or the combined company will be able to satisfy the initial listing standards of a national securities exchange, such as Nasdaq or the NYSE, after the consummation of our initial business combination. If we are unable to relist, investors may experience reduced liquidity, lower trading volumes, and a corresponding decrease in the market price of our securities.

We may face greater regulatory scrutiny and reputational harm as a result of our delisting and its impact on our financial and operational stability.

Delisting may be viewed negatively by regulators, potential targets, or investors, and could increase the likelihood of regulatory inquiries or shareholder litigation. The perception that we may be less financially stable or operationally viable as a delisted company could adversely affect our ability to complete a business combination on favorable terms or at all.

The delisting may increase our cost of capital and limit our ability to attract future financing.

Delisting from Nasdaq may result in higher borrowing costs and reduced access to capital markets, as many investors and lenders have mandates restricting participation in non-exchange-listed entities. This could impair our ability to fund operational expenses or finance a business combination without substantial sponsor support or alternative financing arrangements on less favorable terms.

Being a non-listed company may make it more difficult to retain and attract key personnel.

The loss of our listing on Nasdaq may negatively affect our ability to attract and retain experienced directors, officers, and other key personnel who prefer to be associated with an exchange-listed company. This could impair our ability to manage operations and execute a business combination effectively

Material weakness in internal control

We have identified material weaknesses in our internal control over financial reporting. These weaknesses could result in misstatements of our financial statements or disclosures, which may not be prevented or detected on a timely basis. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024. The existence of these material weaknesses increases the risk that our financial statements may contain material errors, and we may be required to restate previously issued financial information. Additionally, any continued failure to maintain effective internal controls could harm our reputation with investors, lead to regulatory scrutiny, limit our ability to raise additional capital, and negatively impact our stock price.

We are in the process of implementing remediation plans to address the material weaknesses identified in our internal control over financial reporting. These plans include hiring additional accounting personnel and implementing enhanced control procedures. There can be no assurance, however, that these efforts will be successful or that we will be able to fully remediate the material weaknesses within our expected timeframe. Furthermore, we may in the future identify additional deficiencies in our internal control over financial reporting that may also constitute significant deficiencies or material weaknesses. Failure to remediate existing material weaknesses or to prevent new ones from arising could impair our ability to accurately and timely report our financial results, which may result in loss of investor confidence and potential legal or regulatory consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

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

[Our units, Class A ordinary shares and warrants are each traded on the OTC Pink Market under the symbols “CCTSFF,” “CTSWF” and “CTSUF,” respectively. Prior to November 5, 2024, our securities were listed on the Nasdaq Capital Market under the same symbols Our units commenced public trading on November 2, 2021. On December 30, 2021, the holders of our units were granted the right to elect to separately trade the Class A ordinary shares and warrants, and separate trading commenced within the first couple of trading days thereafter (with the units continuing to trade concurrently).]

(b)	Holders

On April 15, 2025, there were 763,562 Class A ordinary shares held publicly, consisting of one shareholder of record holding 500,000 shares and less than 100 holders of record holding the remaining 263,562 Class A public shares. There was one holder of record of our Class B ordinary share.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Nothing issued that has not been previously reported

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

Following the third extension meeting 1,148,799 Class A ordinary shares were redeemed on November 1, 2024. See “Item 1 - Extension of our Combination Period – “Third extension” above.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in November 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private warrants, our shares, debt or a combination of cash, shares and debt.

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

As indicated in the accompanying financial statements, at December 31, 2024 we had $8,000 of cash and $2,069,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

In connection with the first extension meeting, we and our original sponsor entered into the first NRAs with the first non-redeeming shareholders. Pursuant to the first NRAs, the first non-redeeming shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares in connection with the first extension. In exchange for the foregoing commitment, our original sponsor agreed to transfer an aggregate of 130,000 Class B ordinary shares held by our original sponsor to the first non-redeeming shareholders immediately following, and subject to, consummation of an initial business combination.

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

In connection with the second extension meeting, we and our original sponsor entered into the second NRAs with the second non-redeeming shareholders. Pursuant to the second NRAs, the second non-redeeming shareholders agreed not to redeem an aggregate of 1,849,900 Class A ordinary shares related to the shareholder vote on the second extension.

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

Third extension

On November 1, 2024, we held an extraordinary general meeting, at which our shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

On October 29, 2024, the Company and ARWM Inc Pte. Ltd. (the Company’s current Sponsor), entered into a non-redemption agreement (NRA) with an unaffiliated third party (the “Non-Redeeming Shareholder”). Pursuant to the NRA, the Non-Redeeming Shareholder agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 500,000 publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to transfer an aggregate of 125,000 founder shares of the Company held by it to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. To the extent that a business combination does not close by May 2, 2025, the Sponsor agreed to transfer an additional 25,000 founder shares of the Company held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 125,000 Class A shares due to the Non-Redeeming Shareholder has an implied value of $2.22 per share, or an aggregate of $277,000. The $277,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.06 and assigning a probability of acquisition of 20%. This $277,000 value consideration is reflected in the shareholders equity section of the financial statements.

The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in Note 4) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Public Offering or during any extended time that the Company has to consummate. We may seek to further extend the combination period in accordance with our amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules. Such redemptions will likely have a material adverse effect on the amount held in our trust account, our capitalization, the composition of our principal shareholders, and may negatively impact us or our management team. As we are no longer listed on Nasdaq, this could also adversely affect any efforts to re-list our securities following a business combination.

Recent Developments

Business Combination Agreement

On August 29, 2024, we signed a Business Combination Agreement (BCA) with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands,. Under the BCA, the consideration to be paid to the equity holders of Tembo is $838 million and will be paid entirely in the form of newly issued ordinary shares of new combined company, with each share valued at $10.00. The BCA was entered into by the parties following due diligence and receipt by the our board of directors of a fairness opinion from an independent third party. We are advancing activities towards consummating a Business Combination with Tembo.

Under the terms of the BCA:

●	Company Share Exchange: All outstanding shares of Tembo will be contributed to Holdco in exchange for newly issued Holdco ordinary shares.

●	Corporate Reorganization: Holdco will convert from a Dutch private limited liability company (B.V.) to a public limited liability company (N.V.).

●	Merger: Merger Sub will merge with and into CCTSF, with CCTSF surviving as a wholly owned subsidiary of Holdco. Each outstanding Class A ordinary share of CCTSF not redeemed by public shareholders will be exchanged for one Holdco ordinary share.

●	Nasdaq Listing: Following the closing, Holdco will apply to list its ordinary shares on Nasdaq under a new ticker symbol.

The BCA includes governance provisions, including board representation from both the Tembo and CCTSF sponsor groups and customary lock-up arrangements restricting the resale of Holdco shares following closing. The transaction is structured to qualify as a tax-free reorganization under Section 351 of the U.S. Internal Revenue Code.

In connection with the BCA, key shareholders of both Tembo and CCTSF have entered into Investor Support Agreements, agreeing to vote in favor of the proposed transaction and to refrain from exercising redemption rights. Additionally, the parties executed lock-up agreements and an Investor Rights Agreement providing customary registration rights for certain Holdco shareholders.

The closing of the business combination remains subject to regulatory approvals, including SEC clearance of the Form F-4 registration statement, the completion of financial audits under PCAOB standards, shareholder approvals, and other customary conditions.

Delisting from Nasdaq

On October 29, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (Nasdaq) stating that because we had not completed an initial business combination within 36 months of the effective date of its registration statement in connection with its initial public offering, we were not in compliance with Nasdaq IM 5101-2 and therefore subject to delisting. Trading in our securities on NASDAQ was suspended at the opening of business on November 5, 2024 and trading of our securities on the OTC market commenced on November 6, 2024, under the symbol CCTSFF. The delisting and commencement of trading on OTC does not affect our business combination agreement with Tembo, as both parties continue to work to effectuate the completion of the transaction. The combined company intends to apply for up-listing on the Nasdaq Stock Market in connection with the completion of the business combination.

Extension of our Combination Period - Third Extension

On November 1, 2024, we held an extraordinary general meeting, at which our shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account to the shareholders who redeemed their shares.

On October 29, 2024, we and ARWM Inc Pte. Ltd. (our current Sponsor), entered into a non-redemption agreement (NRA) with an unaffiliated third party (the “Non-Redeeming Shareholder”). Pursuant to the NRA, the Non-Redeeming Shareholder agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 500,000 publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to transfer an aggregate of 125,000 founder shares held by it to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. To the extent that a business combination does not close by May 2, 2025, the Sponsor agreed to transfer an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares).

Promissory Note

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

We signed a Note extension with the lender to extend the Maturity Date from November 1, 2024 to November 2, 2025. All other terms of the Note remain unchanged by the Note extension.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2024 date of our audited financial statements contained in this Annual Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the year ended December 31, 2024, we had a net loss of $1,312 thousand, which consisted of $1,016 thousand of interest income and dividend income and realized gains on marketable securities held in our trust account, less operating and financial expenses of $2,328 thousand.

For the year ended December 31, 2023, we had net income of $1,564 thousand, which consisted of $2,704 thousand of interest income and dividend income and realized gains on marketable securities held in our trust account, less operating expenses of $1,140 thousand.

Liquidity and Capital Resources

As of December 31, 2024, we had approximately $8,000 in our operating bank account, and a working capital deficit of $2,069,000.

Our liquidity needs to date have been satisfied through loans from the sponsors and a third-party promissory note to cover certain operating expenses.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”).

The Note has a maturity date of June 30, 2025. The balance due the Lender as of December 31, 2024 was $689,000. If we do not consummate an Initial Business Combination by the maturity date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On March 25, 2024, we issued an unsecured promissory note to Energi Holding Limited (the “Lender”) , not a related party, with a principal amount of $600,000 (the “Note”). The Note has a maturity date of November 2, 2025. If the Company does not consummate an initial business combination by the maturity date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

As of April 15, 2025, approximately $10,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination, as noted above, we have requested $1,000,000 of additional loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.”

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2024, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon an evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for the assignment of founder shares by the sponsor to directors was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the appropriate value regarding the assignment of founder shares, and related accounts and disclosures, that may result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We note that there were several inconsistencies in the Form 10-K for the year ended December 31, 2023, including two inconsistent opinions on our effectiveness of internal control over financial reporting, when in fact the internal control over financial reporting was ineffective as of that date.

Management plans to initiate a number of measures to remediate such material weaknesses; however, as of December 31, 2024 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Disclosure  of Internal Control Weakness – Insufficient Finance Personnel Leading to Lack of Segregation of Duties and Financial Reporting Risks

As part of management’s assessment of internal control over financial reporting as of December 31, 2024, the Company identified a material weakness resulting from an insufficient number of qualified finance and accounting personnel. This staffing shortfall has led to inadequate segregation of duties within key financial processes and has increased the risk of errors or misstatements in the Company’s financial reporting. Management determined that the current finance team lacks the capacity to adequately separate accounting and financial reporting responsibilities. As a result, a limited number of individuals are responsible for multiple functions, reducing opportunities for independent oversight and increasing the risk that material financial misstatements may not be detected in a timely manner.

To remediate this material weakness, management plans to initiate several corrective actions. These include implementing enhanced review procedures, reallocating responsibilities to improve role separation, and evaluating the need for additional qualified finance personnel to strengthen oversight and reinforce the control environment. However, until these remediation efforts are fully implemented and have been in place for a sufficient period of time, there remains an ongoing risk that material errors or omissions in financial reporting could go undetected.

Despite this internal control weakness, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. Management is committed to strengthening the Company’s internal controls and maintaining the integrity of its financial reporting processes.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Certifying Officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Certifying Officers have concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current executive officers and directors are as follows:

Name	Age	Title
Adam Ridgway	50	Chief Executive Officer, Principal Accounting Officer, and Director
Terry Alan Ferris	50	Chairman of the Board and Independent Director
Jeff LeBlanc	52	Independent Director
Ranier Michael Preiss	55	Independent Director

Adam Ridgway has served as a member of our Board since May 16,2024 and has served as our Chief Executive Officer and Principal Accounting Officer since November 26, 2024. He also serve as Vice Chairman of the Board. He has over 20 years of experience in media, mobility, and sustainability sectors. He is currently the founder and CEO of One Moto Technologies, an electric vehicle company operating across multiple regions. Mr. Ridgway has extensive expertise in scaling ventures, strategic leadership, and mobility-focused solutions in the Middle East and beyond. He previously held senior leadership roles in media production and sustainable mobility businesses. Mr. Ridgway earned his Master’s degree from the University of Liverpool. We believe Mr. Ridgway is qualified to serve as a member of our Board because of his leadership background, entrepreneurial track record, and deep sector knowledge in transport and sustainability industries.

Terry Alan Farris is serving as Chairman of the Board and as a member of our Board since May 16, 2024. Mr. Farris has over 30 years of experience in Asia, where he has advised ultra-high-net-worth families on succession planning, family office structures, and impact investing. He is Managing Director of Pleco Inc., Founder and Board Member of Asia Impact Foundation, and Chairman of EdventureCo Asia Pacific and Lumify Work Philippines. Mr. Farris’ deep expertise in philanthropy, corporate governance, and private wealth management makes him highly qualified to lead our Board.

Jeff LeBlanc has served as a member of our Board since May 16, 2024. He is the Chief Financial Officer of Klotho Therapeutics Holdings, a biotechnology company focused on advancing treatments for neurodegenerative and kidney diseases. Mr. LeBlanc has more than 15 years of experience in corporate finance, strategy, and operations. We believe Mr. LeBlanc is well-qualified to serve on our Board due to his financial expertise and broad industry experience.

Rainer Michael Preiss has served as a member of our Board since November 27, 2024. Mr. Preiss is a seasoned investment professional and wealth management advisor, with extensive experience in asset management and private banking. He has held senior positions at major global financial institutions and has provided strategic advisory services to sovereign wealth funds, family offices, and ultra-high-net-worth clients. Mr. Preiss is currently active as a senior advisor in the investment sector. We believe Mr. Preiss is well-qualified to serve on our Board due to his global financial expertise and leadership experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our current sponsor appointed each of our directors or a two-year term, and holders of our public shares do not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by the holders of at least 90% of our shares as, being entitled to do so, vote in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founders shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Director Independence

Our Board consists of independent directors, in accordance with applicable Nasdaq listing standards and SEC rules, even though we are no longer listed on Nasdaq. An “independent director” is generally defined as a person who is not an officer or employee of the company or its subsidiaries and who has no relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment. Our Board has determined that Mr. Terry Alan Farris , Mr. Jeff LeBlanc, and Mr. Rainer Michael Preiss qualify as independent directors under these standards. Both our audit committee and compensation committee are fully composed of independent directors, meeting all relevant regulatory requirements. Additionally, our independent directors hold regularly scheduled meetings without management present.

Committees of the Board of Directors

We have established two standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee — each comprised entirely of independent directors, consistent with applicable SEC rules and best practices. In lieu of a standing nominating committee, a majority of our independent directors may recommend a director nominee for selection by the Board of Directors (as described below under “Nominating Committee”).

Audit Committee

We have established an audit committee of the Board. Mr. Terry Alan Ferris, Mr. Jeff LeBlance and Mr. Rainer Michael Preiss serve as members of our audit committee and Mr. Terry Alan Ferris serves as the chairman of the audit committee. While we are no longer subject to Nasdaq listing rules, our audit committee composition complies with applicable SEC requirements for public companies. Each member of our audit committee qualifies as an independent director under SEC rules.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Mr. Terry Alan Ferris qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the Board. Mr. Terry Alan Farris and Mr. Jeff LeBlanc serve as members of our compensation committee, and Mr. LeBlanc serves as the chairperson of the compensation committee. While we are no longer subject to Nasdaq listing standards, the committee composition meets applicable SEC requirements for public companies.

We have adopted a compensation committee charter, which outlines the committee’s responsibilities, including:

● Reviewing and approving annual goals and objectives relevant to our Chief Executive Officer’s compensation;

● Evaluating the performance of the Chief Executive Officer and determining compensation;

● Making recommendations to the Board regarding compensation and incentive programs for other officers;

● Overseeing the implementation and administration of any equity or incentive compensation plans;

● Approving perquisites, cash payments, and other compensation arrangements for officers and employees;

● Assisting in compliance with executive compensation disclosure requirements;

● Preparing reports on executive compensation for inclusion in annual filings; and

● Reviewing and recommending any changes to director compensation.

The compensation committee has authority to retain external advisers and will evaluate their independence consistent with SEC guidelines.

Nominating Committee

We do not currently have a standing nominating committee and are not required to form one under applicable regulations. Our Board believes that the independent directors are capable of carrying out the responsibilities related to identifying and recommending director nominees without a separate nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Terry Alan Farris and Mr. Jeff LeBlanc, both of whom are independent under applicable SEC rules.

Prior to our initial business combination, in the event of a vacancy, the board may also consider director candidates recommended by shareholders.

We have not established any specific minimum qualifications for director candidates but generally consider educational background, professional experience, independence, integrity, and ability to represent the best interests of shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than 10% of our Class A Ordinary Shares to file reports of ownership and changes in ownership with the SEC. Officers, directors, and 10% beneficial owners are also required to furnish us with copies of all such filings.

To the best of our knowledge (based on a review of such forms), we believe that during the year ended December 31, 2024, and through the date of this report, the following individuals were delinquent in filing reports:

●	Mr. Adam Ridgway, Mr. Terry Alan Farris, Mr. Jeff LeBlanc, each failed to timely file a Form 3 upon becoming directors on May 16, 2024, with all such forms filed on May 22, 2024. Mr. Rainer Michael Preiss failed to file a Form 3 upon becoming a director on November 27, 2024.
●	The second sponsor (EVGI) failed to file a Form 3 within two business days of acquiring 2,530,000 (representing 49.85%) of our Class A Ordinary Shares and one share of our Class B ordinary shares on February 23, 2024, and subsequently filed such form on March 6, 2024.
●	Current sponsor ARWM Inc Pte. Ltd., failed to file a Form 3 within two business days of acquiring 2,359,999 Class A ordinary shares and one Class B ordinary share, acquired on April 29, 2024, and representing 46.5% of the ownership. Such form was subsequently filed on May 22, 2024.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the biographical information under “Item 10. Directors, Executive Officers and Corporate Governance- Directors and Executive Officers” above.
●	Our original sponsor and the other initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our original sponsor and the other initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within the remaining months of the combination period. However, if our original sponsor and the other initial shareholders or any of our officers, directors or affiliates acquired public shares as part of or after our initial public offering, they are entitled to liquidating distributions from our trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private warrants that are held in our trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares, and private warrants are subject to the following transfer restrictions:
●	50% of the founders shares will not be transferable, assignable or salable by our successor sponsor, original sponsor and the other initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.
●	The remaining 50% of the founders shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, in which case those shares will be released from the lock-up.
●	With certain limited exceptions, the private warrants and underlying securities will not be transferable, assignable or salable by our successor sponsor, original sponsor and the other initial shareholders until 30 days after the completion of our initial business combination. Since our successor sponsor, original sponsor and the other initial shareholders and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representatives.
●	The conflicts described above may not be resolved in our favor.

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

Item 11. Executive Compensation.

None of our current officers or directors, or any of our prior officers and directors, have received any cash compensation for services rendered since inception to December 31, 2024. Our current sponsor has assigned 35,000 founder shares to each of our independent directors. Additionally, our Chief Executive Officer and director, Mr. Adam Ridgway, has been assigned 70,000 founder shares and is entitled to monthly compensation of $10,000. Mr. Adam Ridgway received $20,000 as cash compensation in February 2025.

Our current sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee also reviews, on a quarterly basis, all payments that were made to our successor sponsor, officers, directors or our or their affiliates.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
ARWM Limited(3)	1,784,999	(4)	45.46%
Cactus Healthcare Management LP(5)	632,500	(5)	16.11%
RiverNorth Capital Management, LLC(6)	500,000		12.73%

Directors and Executive Officers *
Adam Ridgway(7)	-		-
Terry Alan Farris(8)	-		-
Jeff LeBlanc(9)	-		-
Michael Rainer Preiss(10)	-		-

All officers, directors as a group (four individuals)(7)(8)(9)(10)	<1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cactus Acquisition Corp. 1 Limited, 4B Cedar Brook Drive, Cranbury, NJ 08512.
(2)	The percentage of Class A Ordinary Shares outstanding is based upon 3,926,061 Class A Ordinary Shares issued and outstanding as of April 15, 2025. In addition, as of that date, the current sponsor (ARWM) holds 1 outstanding Class B Ordinary Share, which will convert into 1 Class A Ordinary Share on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, the Class B Ordinary Share has the same rights as Class A Ordinary Shares, except that only the Class B Ordinary Share has the right to vote in the election of directors, as described herein. Consequently, we have treated the 1 Class B Ordinary Share as part of the Class A Ordinary Shares solely for the purposes of the presentation of the successor sponsor’s beneficial ownership herein.
(3)	ARWM Ltd, our current sponsor, directly holds our shares that are reported in this row.
(4)	Excludes 3,893,334 Class A Ordinary Shares underlying warrants held, which are not exercisable as of, or within 60 days of, the date of this Information Statement.
(5)	Cactus Healthcare Management LP, our original sponsor, directly holds our shares that are reported in this row. Cactus Healthcare Management LLC serves as the sole general partner of the original sponsor and may therefore be deemed to share voting and investment authority with respect to the shares held thereby. Each of Israel Biotech Fund, Kalistcare Ltd. (an affiliate of Consensus Business Group) and Clal Biotechnology Industries holds an equal 33.33% equity interest in Cactus Healthcare Management LLC. No single individual or group of individuals possesses the ability to control the decisions made by the sole general partner. Excludes 973,333 Class A Ordinary Shares underlying warrants held by the original sponsor, which are not exercisable as of, or within 60 days of, the date of this Information Statement.
(6)	Based solely on a Schedule 13G filed by RiverNorth Capital Management, LLC with the SEC on February 14, 2024. The address of RiverNorth Capital Management, LLC is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.
(7)	Mr. Adam Ridgway was assigned 70,000 founder shares by the current sponsor and acquired 30,000 founder shares from the current sponsor.
(8)	Mr. Terry Alan Ferris was assigned 35,000 founder shares by the current sponsor.
(9)	Mr. Jeff Leblanc was assigned 35,000 founder shares by the current sponsor and acquired 100,000 founder shares from the current sponsor.
(10)	Mr. Rainer Michael Preiss was assigned 35,000 founder shares by the current sponsor. *Does not include 170,000 Class A Ordinary shares owned by the former sponsor (EVGI) and former directors.

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

Concurrently with our initial public offering, our original sponsor purchased, in the aggregate, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000, in the aggregate) in a private placement. Each whole private warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private warrants was added to the proceeds from our initial public offering and is held in our trust account pending our completion of our initial business combination. If we do not complete our initial business combination by the end of the combination period, the proceeds of the sale of the private warrants held in our trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. Pursuant to the sponsor purchase agreement, on February 23, 2024 the original sponsor transferred to the successor sponsor 3,893,334 private warrants. On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, the Company’s second sponsor, and ARWM Pte Limited, the Company’s third sponsor, pursuant to which, EVGI agreed to transfer to ARWM on the closing (a) an aggregate of 2,360,000 founders’ shares, consisting of 2,359,999 Class A ordinary shares of the Company and 1 Class B ordinary share of the Company and (b) 3,893,334 private warrants that had been purchased by the first Sponsor concurrently with the Company’s IPO. The private warrants will not be redeemable by us so long as they are held by the sponsor shareholders. If the private warrants are held by holders other than our sponsor shareholders or their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the units in our initial public offering.

Our current sponsor and our current officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founders Shares and Private Warrants

The founders shares and private warrants and any Class A ordinary shares issued upon conversion or exercise thereof (as applicable) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our sponsor shareholders with us. Those lock-up provisions provide that such securities are not transferable or salable:

(i)	in the case of the founders shares:

(x) f	or 50% of those shares, until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, when the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period; and

(y)	for the other 50% of those shares, for the six months after the completion of our initial business combination transaction.

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

Equity Compensation Plans

None of our officers or directors has received any cash compensation for services rendered to us during the year ended December 31, 2024. Our sponsor (ARWM) has assigned to each of our three independent directors 35,000 founder shares; and has assigned to our CEO, Mr. Adam Ridgway, 70,000 founder shares. In addition, our successor sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our successor sponsor, officers, directors or our or their affiliates.

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

On February 9, 2024, we entered into the sponsor purchase agreement pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor (EVGI) (a) an aggregate of 2,530,000 founders’ shares, consisting of 2,529,999 Class A ordinary shares and 1 Class B ordinary share and (b) 3,893,334 private warrants. These sponsor transferred securities collectively constituted 80% of our securities owned by our original sponsor prior to the sponsor transfer. The original sponsor has retained 632,500 Class A Ordinary Shares and 973,333 Private Warrants.

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed by our second sponsor (EVGI) and ARWM Pte Limited (ARWM”), our third sponsor, pursuant to which, on May 16, 2024, EVGI transferred to ARWM 100% of the Cactus securities owned by EVGI.

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

Sponsor promissory notes

On January 30, 2024, we issued a convertible promissory note to our first Sponsor under which we could borrow up to a $330 thousand principal amount (the “Payee”). On January 31, 2024, we requested of the first Sponsor that $290 thousand of the $330 thousand promissory note be funded. The requested amount of $290 thousand was received by us on February 5, 2024.

On February 23, 2024, as part of closing of the Second Sponsor Alliance, the promissory notes issued by us to the first Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal funded amount of $120,000, and (z) dated January 30, 2023, in a principal funded amount of $290,000, were waived by the Sponsor. This $860,000 adjustment was reflected in the changes in shareholders’ equity (capital deficiency) section of our financial statements.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants to purchase common stock at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with our initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”).

We signed a Note extension with the Lender to extend the Maturity Date from November 2, 2024 to June 30, 2025. All other terms of the Note remain unchanged by the Note extension.

The balance due the Lender as of December 31, 2024 was $689,000, which consisted of $663,000 of advances under the Note plus $26,000 of accrued interest. If the Company does not consummate an Initial Business Combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our successor sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private warrants held in our trust account prior to the completion of our initial business combination:

●	Until the arrangement was terminated pursuant to the administrative services agreement termination on February 15, 2024, payment to our original sponsor of up to $10,000 per month for office space, administrative and support services;
●	Payment of consulting, success or finder fees to our sponsor shareholders, officers, directors, or their affiliates in connection with the consummation of our initial business combination;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our successor sponsor. We may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest..

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

Director Independence

While we are no longer subject to Nasdaq listing requirements due to our delisting, we continue to apply similar independence standards. An “independent director” is generally defined as a person other than an officer or employee of the company or its subsidiaries, or any individual whose relationship with the company could impair their independent judgment.

Our board has determined that each of Mr. Terry Alan Farris, Mr. Jeff LeBlanc, and Mr. Rainer Preiss qualifies as an “independent director” under applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting SEC requirements. Our independent directors also hold regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements, including with respect to our IPO process that was completed in November 2021. Audit fees were $94,000 and $117,500 for the years ended December 31, 2024 and December 31, 2023, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay PwC Israel any audit-related fees for the years ended December 31, 2024 and December 31, 2023 respectively.

Tax Fees. We did not pay PwC Israel any tax fees for the years ended December 31, 2024 and December 31, 2023, respectively.

All Other Fees. We did not pay PwC Israel for other services years ended December 31, 2024 and December 31, 2023, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 28, 2021, by and among the Registrant, Moelis & Company LLC and Oppenheimer & Co. Inc. (1)

2.1	Business Combination Agreement, dated as of August 29, 2024, by and among Cactus Acquisition Corp. 1 Limited, Vivopower International PLC, Tembo e-LV B.V., Tembo Group B.V., and Tembo EUV Investment Corporation Limited. (35)

3.1	Amended and Restated Memorandum and Articles of Association (2)

3.1.2	Amendments to Articles 49.7 and 49.8 of the Amended and Restated Memorandum and Articles of Association of the Company (3)

3.1.3	Amendments to Articles 17.2 through 17.6 of the Amended and Restated Memorandum and Articles of Association of the Company (4)

3.1.4	Amendment to Article 49.10 of the Amended and Restated Memorandum and Articles of Association of the Company (5)

3.1.5	Amendments to Articles 49.7 and 49.8 of the Amended and Restated Memorandum and Articles of Association of the Company (6)

3.1.6	Amendment to the Amended and Restated Memorandum and Articles of Association (40)

4.1	Specimen Unit Certificate (7)

4.2	Specimen Class A Ordinary Share Certificate (8)

4.3	Specimen Warrant Certificate (9)

4.4	Warrant Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (10)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (41)

10.1	Promissory Note, executed on May 14, 2021, issued by the Registrant to Cactus Healthcare Management LP (11)

10.1.2	Amendment No. 1 to Promissory Note dated May 14, 2021, executed on September 30, 2021, by and between the Registrant and Cactus Healthcare Management LP (12)

Exhibit No.	Description

10.2	Letter Agreement, dated October 28, 2021, by and among the Registrant, its officers and directors and Cactus Healthcare Management LP (13)

10.3	Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (14)

10.3.2	Amendment to Investment Management Trust Agreement, dated as of April 20, 2023 (15)

10.3.3	Amendment to Investment Management Trust Agreement, dated as of November 2, 2023 (16)

10.4	Registration Rights Agreement, dated November 2, 2021, by and between the Registrant and certain security holders (17)

10.5	Share Purchase Agreement, dated May 14, 2021, between the Registrant and Cactus Healthcare Management LP (18)

10.6	Private Warrants Purchase Agreement, dated November 2, 2021, by and between the Registrant and Cactus Healthcare Management LP (19)

10.7	Form of Indemnity Agreement entered into by the Registrant with each of its executive officers and directors on November 2, 2021 (20)

10.8	Promissory Note, dated March 16, 2022, issued by the Registrant to Cactus Healthcare Management LP (21)

10.9	Form of Non-Redemption Agreement (22)

10.10	Promissory Note, dated November 8, 2023, issued by the Registrant to Cactus Healthcare Management LP (23)

10.11	Promissory Note, dated January 30, 2024, issue by the Registrant to Cactus Healthcare Management LP (42)

10.12	Sponsor Securities Purchase Agreement, dated February 9, 2024, by and among the Company, the Sponsor and Purchaser (24)

10.13	Notice of Assignment of Rights Under, and Joinder, dated February 15, 2024, by and among the Company, the Sponsor and the Purchaser, with respect to the Registration Rights Agreement, dated November 2, 2021 (25)

10.14	Waiver, dated February 15, 2024, granted by the Company to the Sponsor under the Letter Agreement dated October 28, 2021 (26)

10.15	Deferred Underwriting Fee Waiver granted by underwriter of the Company’s initial public offering (27)

10.16	Administrative Services Agreement, dated May 21, 2021, between the Company and Cactus Healthcare Management L.P. (28)

10.17	Note Termination Agreement, dated February 15, 2024, by and between the Company and the Sponsor (29)

10.18	Termination of Administrative Support Services Agreement, dated February 15, 2024, by and between the Company and the Sponsor (30)

10.19	Promissory Note, dated March 25, 2024, issued by the Registrant to Energi Holding Limited (31)

10.20	Sponsor Securities Purchase Agreement, dated April 29, 2024, by and among the Company, the Sponsor and Purchaser (32)

10.21	Notice of Assignment of Rights Under, and Joinder, dated May 16, 2024, by and among the Company, the Sponsor and the Purchaser, with respect to the Registration Rights Agreement, dated November 2, 2021 (33)

10.22	Promissory Note, dated May 17, 2024, issued by the Registrant to ARWM Inc Pte. Ltd (34)

10.23	Company Shareholder and Investor Support Agreement, dated as of August 29, 2024, by and among VivoPower International PLC, TAG INTL DMCC, Tembo e-LV B.V., Tembo Group B.V., Tembo EUV Investment Corporation Limited, and Cactus Acquisition Corp. 1 Limited. (36)

10.24	Investor Support Agreement, dated as of August 29, 2024, by and among Cactus Acquisition Corp. 1 Limited, Tembo Group B.V., Tembo e-LV B.V., VivoPower International PLC and certain investors and shareholders of Cactus Acquisition Corp. 1 Limited. (37)

10.25	Form of Lock-up Agreement (38)

10.26	Form of Non-Redemption Agreement, dated October 29, 2024. (39)

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(2)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(4)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(5)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023
(6)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023
(7)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(8)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(9)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(10)	Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(11)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(12)	Incorporated herein by reference to Exhibit 10.1.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(13)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(14)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(15)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(16)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2023

(17)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(18)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(19)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(20)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 20, 2021
(21)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022
(22)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023
(23)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 14, 2023
(24)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(25)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(26)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(27)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(28)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC November 3, 2021
(29)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(30)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(31)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2024
(32)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024
(33)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024
(34)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2024
(35)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(36)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(37)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(38)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(39)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024
(40)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2024
(41)	Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2024
(42)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2024

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Cactus Acquisition Corp. 1 Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cactus Acquisition Corp. 1 Limited (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in capital deficiency and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has until November 2, 2025 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that it will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman C.P.A.s

PCAOB ID: 1309

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel

April 15, 2025

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 50005 Tel-Aviv 6150001, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

CACTUS ACQUISITION CORP. 1 LIMITED

BALANCE SHEETS

		December 31
	Note	2024	2023
		U.S. Dollars in thousands

CURRENT ASSETS:
Cash and cash equivalents		8	78
Prepaid expenses		196	-
TOTAL CURRENT ASSETS		204	78

NON-CURRENT ASSETS:
Cash held in trust account	1c	8,980	21,161
TOTAL ASSETS		9,184	21,239

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Related party		12	12
Sponsor loan	6b	689	570
Promissory note	7	632	-
Accrued expenses and other liabilities		940	538
TOTAL CURRENT LIABILITIES		2,273	1,120

LONG TERM LIABILITIES -
Underwriters’ deferred compensation	8	-	4,428
TOTAL LIABILITIES		2,273	5,548

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 763,572 shares at December 31, 2024, at a redemption value of $11.76 and 1,912,371 shares at December 31, 2023, at a redemption value of $11.06 per share	2f	8,980	21,161

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023 respectively		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share and 3,162,500 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid-in capital		285	-
Accumulated deficit		(2,354)	(5,470)
TOTAL CAPITAL DEFICIENCY		(2,069)	(5,470)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		9,184	21,239

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENTS OF OPERATIONS

	Year ended December 31
	2024	2023
	U.S. Dollars in thousands
	Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	1,016	2,704
OPERATING EXPENSES	(2,024)	(1,140)
FINANCIAL EXPENSES	(304)	-
NET EARNINGS (LOSS) FOR THE YEAR	(1,312)	1,564

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	1,724,047	5,542,547
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 5	0.35	0.50

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500
BASIC AND DILUTED EARNINGS (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 4	0.88	(0.37)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2023	-	-	3,162,500	*	-	(4,052)	(4,052)
CHANGES DURING 2023:
Sponsor surrender of 299,990 Class B common stock					492		492
Subsequent accretion of Class A common stock subject to redemption amount					(492)	(2,982)	(3,474)
Conversion of Class B common stock	3,162,499	*	(3,162,499)	*			*
Net earnings for the year						1,564	1,564
BALANCE AT DECEMBER 31, 2023	3,162,499	*	1	*	-	(5,470)	(5,470)
CHANGES DURING 2024:
Sponsor Loan Waiver					860		860
Valuation of promissory note					246		246
Sponsor surrender of 125,000 founder shares					277		277
Sponsor assignment of stock based compensation					387		387
Subsequent accretion of Class A common stock subject to redemption amount					(1,485)		(1,485)
Underwriters’ deferred compensation waiver						4,428	4,428
Net loss for the year						(1,312)	(1,312)
BALANCE AT DECEMBER 31, 2024	3,162,499	*	1	*	285	(2,354)	(2,069)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENT OF CASH FLOWS

	Year ended December 31
	2024	2023
	U.S. Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) for the year	(1,312)	1,564
Adjustments to reconcile net loss to net cash used in operating activities:
Financial expenses	304
Changes in operating assets and liabilities:
Stock based compensation	387
Decrease (increase) in prepaid expenses	(196)	275
Increase (decrease) in accrued expenses	402	408
Net cash (used in), provided by operating activities	(415)	2,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A Ordinary share	(13,389)	(112,714)
Proceeds from sponsor loan	953	570
Proceeds from promissory note	600	-
Net cash used in financing activities	(11,836)	(112,144)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,251)	(109,897)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	21,239	131,136
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	8,988	21,239

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	8	78
Cash held in trust account	8,980	21,161
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	8,988	21,239

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor Loan Waiver	860	-
Sponsor inducement for issuing the promissory note	246	-
Underwriters’ deferred compensation waiver	4,428	-

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

The Company may pursue a business combination target in any business or industry and across any geographical region. However, the original sponsor focused its search on technology-based healthcare businesses domiciled in Israel and that carry out all or a substantial portion of their activities in Israel. Upon the completion of the sale of 80% of the original sponsor’s equity to a second sponsor on February 23, 2024 (see Note 6), the Company altered the focus of its search on emerging technology companies globally, and particularly those in the energy renewables sector.

The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from inception through December 31, 2024 relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

See Note 6 Related Party Transactions regarding Second Sponsor Alliance, Third Sponsor Alliance, and Promissory Notes for additional information.

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 28, 2021. The initial stage of the Company’s Public Offering— the sale of 12,650,000 Units — closed on November 2, 2021. Upon that closing $129.03 million was placed in a trust account (the “Trust Account”) (see also note 1(c) below). Out of the $129.03 million placed in the trust account, the Company raised a total of $126.5 million, inclusive of the exercise of the over-allotment option and an additional $2.53 million were invested by the Company’s Sponsor for the benefit of the Public to preserve a redemption value of $10.20. The Company intends to finance its Initial Business Combination primarily with the net proceeds from a planned Private Placement at the time of closing.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public shareholders the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000 thousand following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related initial Business Combination and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two days prior to the general meeting or commencement of the Company’s tender offer, including interest but less taxes payable. As a result, the Company’s Class A ordinary shares, which are non-Founder shares, are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

e.	Initial Business Combination / Extension Amendments

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

On April 20, 2023, the Company held an extraordinary general meeting in lieu of its 2023 annual general meeting (the “Meeting”). In connection with the Meeting, the Company and its Sponsor (see Note 1 b.) entered into non-redemption agreements (the “NRAs”) with several unaffiliated third parties (the “Non-Redeeming Shareholders”). Pursuant to the NRAs, the Non-Redeeming Shareholders agreed not to redeem an aggregate of 2,000,000 Class A ordinary shares of the Company related to the shareholder vote on the Extension Amendment Proposal (the “Extension”), to extend the date by which the Company has to consummate a business combination from May 2, 2023 to November 2, 2023.

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

The transfer of the Class B ordinary shares to the Non-Redeeming Shareholders is furthermore conditioned upon the Company fulfilling the continued or initial listing requirements for listing on the Nasdaq Global Market following the Meeting.

At the Meeting, the Company’s shareholders approved the Extension, and 10,185,471 Class A ordinary shares were redeemed in connection with the Extension, resulting in 2,464,529 Class A ordinary shares outstanding. Accordingly, on May 1, 2023, $106,733,855 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

Since an additional 204,178 Class A ordinary shares were redeemed at the May 30, 2023 Meeting, the additional 30,000 Class B ordinary shares referenced above as due to the Non-Redeeming Shareholders, it was reduced to 15,000, for a total of 115,000. The 115,000 Class B shares due to the Non-Redeeming Shareholders has an implied value of $1.60 per share, or an aggregate of $184,000. The $184,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $10.70 and assigning a probability of acquisition of 15%. This $184,000 value consideration is reflected in the shareholders equity section of the financial statements.

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

In exchange for the foregoing commitment, the Sponsor agreed to transfer an aggregate of 184,990 founders shares (which were converted from Class B ordinary shares to Class A ordinary shares) held by the Sponsor to the Non-Redeeming Shareholders immediately following, and subject to, consummation of a business combination. The number of founders shares transferable by the Sponsor to the Non-Redeeming Shareholders was to be subject to increase if the number of publicly-held Class A ordinary shares that were not redeemed in connection with the Second Extension Meeting was to exceed 2,000,000. Since 1,912,371 publicly- held Class A ordinary shares were not redeemed, no additional founders shares are due to the Non-Redeeming Shareholders. The 184,990 Class A shares due to the Non-Redeeming Shareholders has an implied value of $1.67 per share, or an aggregate of $308,000. The $308,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.07 and assigning a probability of acquisition of 15%. This $308,000 value consideration is reflected in the shareholders equity section of the financial statements.

The transfer of the Class A ordinary shares to the Non-Redeeming Shareholders is furthermore conditioned upon the Company fulfilling the continued or initial listing requirements for listing on the Nasdaq Global Market following the Meeting.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands, regarding a potential business combination transaction. At the time of the execution of this agreement, the Company’s Chief Executive Officer was also the Chief Operating Officer and Chief Financial Officer of VivoPower International PLC, which owns 100% of Tembo.

On August 29, 2024, the Company and Tembo signed a Business Combination Agreement (BCA). Under the BCA, the consideration to be paid to the equity holders of Tembo is $838 million and will be paid entirely in the form of newly issued ordinary shares of new combined company, with each share valued at $10.00. The BCA was entered into by the parties following due diligence and receipt by the Company’s board of directors of a fairness opinion from an independent third party. The parties are advancing activities towards consummating a Business Combination.

On October 29, 2024, the Company and ARWM Inc Pte. Ltd. (the Company’s current Sponsor), entered into a non-redemption agreement (NRA) with an unaffiliated third party (the “Non-Redeeming Shareholder”). Pursuant to the NRA, the Non-Redeeming Shareholder agreed not to redeem (or to validly rescind any redemption requests with respect to) an aggregate of 500,000 publicly-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the shareholder vote on the Articles Extension Proposal. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to transfer an aggregate of 125,000 founder shares of the Company held by it to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. To the extent that a business combination does not close by May 2, 2025, the Sponsor agreed to transfer an additional 25,000 founder shares of the Company held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 125,000 Class A shares due to the Non-Redeeming Shareholder has an implied value of $2.22 per share, or an aggregate of $277,000. The $277,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.06 and assigning a probability of acquisition of 20%. This $277,000 value consideration is reflected in the shareholders equity section of the financial statements.

The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in Note 4) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Public Offering or during any extended time that the Company has to consummate an Initial Business Combination beyond 18 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

On November 1, 2024, the Company held an extraordinary general meeting, at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account (see Note 1 c.) to the shareholders who redeemed their shares.

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations described herein.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

On November 2, 2024, the Company secured shareholder approval to extend its life by 12 months, to November 2, 2025. Trading in the Company’s securities on NASDAQ was suspended at the opening of business on November 5, 2024 and trading of the Company’s securities on the OTC market commenced on November 6, 2024, under the symbol CCTSF. The delisting and commencement of trading on OTC does not affect the Company’s previously announced business combination agreement with Tembo, as both parties continue to work to effectuate the completion of the transaction. The combined company intends to apply for up-listing on the Nasdaq Stock Market in connection with the completion of the business combination.

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

As of December 31, 2024, the Company held deposits of $8,980 thousand in a Blackrock treasury money market trust account. The Company included the balance in the trust account in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows as a restricted cash equivalent. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

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

Accordingly, on December 31, 2024 and 2023, 763,572 and 1,912,371, respectively, Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value of $11.76 and $11.06 per share respectively.

The proceeds from the IPO, as well as the related issuance costs were allocated based on relative fair value between the public warrants and the redeemable class A shares.

Redeemable Shares of Class A Common Stock
U.S. dollars in thousands
Class A common stock subject to possible redemption, as of January 1, 2023	130,893
Plus:
Accretion of carrying value to redemption value	1,863
Less:
Sponsor surrender of 299,990 class B common stock	(492)
Redemption of Class A Ordinary Share	(112,714)
Class A common stock subject to possible redemption, as of December 31, 2023	21,161
Plus:
Accretion of carrying value to redemption value	1,208
Less:
Redemption of Class A Ordinary Share	(13,389)
Class A common stock subject to possible redemption, as of December 31, 2024	8,980

g.	Warrants

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

j.	Stock based compensation

The Company charges to expense the fair value of stock awards granted or assigned to employees and nonemployees for services. Compensation costs for stock awards with immediate vesting are recognized immediately in the income statement based on the fair value of the award.

k.	Income tax

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

l.	Net Earnings per share

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

m.	Segment information reporting

In accordance with FASB ASC Topic 280, the Company has determined that it operates in a single operating and reportable segment. The Company’s chief executive officer acts as the Company’s chief operating decision maker (CODM) and examines the Company as a whole, including the review of financial income and expenses. See Note 9 for details of financial income and expenses.

n.	Recent accounting pronouncements

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530 thousand, in the aggregate, to the underwriters at the closings of the Public Offering. See Notes 6 and 8 for more information regarding the waiver of an additional fee that was payable to the underwriters upon the consummation of an Initial Business Combination.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 – EARNINGS PER SHARE:

a.	Basic

As of December 31, 2024 and 2023, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Year ended December 31
	2024	2023
	U.S. dollars in thousands (except share data)
Net earnings (loss) for the year	(1,312)	1,564
Less - interest earned on marketable securities held in trust account	(1,016)	(2,704)
Net loss excluding interest	(2,328)	(1,140)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(821)	(726)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	1,485	3,474
	664	2,748
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	1,724,047	5,542,547
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.35	0.50

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(1,506)	(414)
Sponsor Loan Waiver	335	-
Accretion	(468)	(770)
Underwriters’ deferred compensation waiver	4,428	-
	2,789	(1,184)

Denominator:
Weighted average of non-redeemable Class A shares and Class B ordinary share outstanding	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share:	0.88	(0.37)

b.	Diluted

As of December 31, 2024 and 2023, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS:

a.	Issuance of shares

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

On February 23, 2024, as part of closing of the Second Sponsor Alliance, the promissory notes issued by the Company to the first Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal funded amount of $120,000, and (z) dated January 30, 2023, in a principal funded amount of $290,000, were waived by the Sponsor. This $860,000 adjustment was reflected in the changes in shareholders’ equity (capital deficiency) section of the Company’s financial statements.

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

The balance due the Lender as of December 31, 2024 was $689,000, which consisted of $663,000 of advances under the Note plus $26,000 of accrued interest. If the Company does not consummate an Initial Business Combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

Second Sponsor Alliance

On February 9, 2024, a sponsor securities purchase agreement was executed between the Company’s first sponsor, Cactus Healthcare Management, L.P. (“Cactus LP”) and the Company’s second sponsor, EVGI Limited (“EVGI”), pursuant to which, on February 23, 2024, Cactus LP transferred to EVGI (a) an aggregate of 2,530,000 founders’ shares (“Founders’ Shares”), consisting of 2,529,999 Class A ordinary shares, par value $0.0001 of the Company (“Class A ordinary shares”) and one Class B ordinary share, par value $0.0001, of the Company (“Class B ordinary share”), and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the first sponsor concurrently with the Company’s initial public offering in November 2021 (the “IPO”) (collectively, the “Transferred Securities”). The Transferred Securities collectively constituted 80% of the securities of the Company owned by the first sponsor prior to the transaction. The first Sponsor has retained 632,500 Founders’ Shares and 973,333 Private Warrants.

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

Third Sponsor Alliance

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, the Company’s second sponsor, and ARWM Pte Limited (“ARWM”), the Company’s third sponsor, pursuant to which, EVGI agreed to transfer to ARWM on the closing (a) an aggregate of 2,360,000 founders’ shares, consisting of 2,359,999 Class A ordinary shares of the Company, or 46.50% of the outstanding Class A Ordinary Shares, and 1 Class B ordinary share of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the first Sponsor concurrently with the Company’s IPO. Prior to the closing of the Third Sponsor Alliance, 170,000 Class A Ordinary Shares owned by EVGI were transferred to EVGI Designees. The transferred securities, collectively constituted 100% of the securities of the Company owned by EVGI prior to transaction. See Note 10 regarding stock based compensation.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

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

The Company and the Lender signed a Note extension to extend the Maturity Date from November 1, 2024 to November 2, 2025. All other terms of the Note remain unchanged by the Note extension.

As an inducement for the Lender to fund the Note, EVGI Limited (“EVGI”), the second sponsor, and the Lender agreed that (a) Sponsor and the Lender shall enter into an agreement pursuant to which the Lender may elect upon forfeiture of its rights to payment of amounts outstanding under the Note to receive a number of the Company’s Class A Ordinary Shares held of record by the Sponsor to be determined in such agreement and (b) Sponsor shall transfer to the Lender 600,000 of the Company’s Class A ordinary shares held of record by Sponsor, or subsequent sponsors, for no consideration at such time and on such terms as shall be agreed. The Sponsor’s inducement was recognized as a deduction from the $600,000 note in an amount of $246,000, which was recognized in subsequent periods as finance expenses. The $246,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price of $10.00 and assigning a probability of acquisition of 15%. This $246,000 value consideration is reflected as an increase to additional paid in capital and a reduction to the note liability for debt issuance costs.

The balance due the Lender as of December 31, 2024 was $632,000, which consisted of $600,000 of advances under the Note plus $32,000 of accrued interest.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Underwriters’ Deferred Compensation

Under the Underwriting Agreement, the Company was obligated to pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428 thousand) of the gross proceeds of the Public Offering, payable upon the Company’s completion of the Initial Business Combination. The Underwriting Compensation was recorded as a deferred liability on the balance sheet as of December 31, 2023.

In connection with the closing of the Sponsor Alliance on February 23, 2024 (see Note 6), the Company obtained a waiver with respect to the underwriters’ payment of the deferred underwriting compensation additional fee.

NOTE 9 – FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 2d), which amounted to $$1,016 thousand and $2,704 thousand for the years ended December 31, 2024 and 2023, respectively. Financial expenses represent $272 thousand on the Sponsor loan (see Note 6b) and $32 thousand on the Promissory note (see Note 7), for a total amount of $304 thousand for the year ended December 31, 2024. There were no financial expenses for the year ended December 31, 2023.

NOTE 10 – STOCK AWARDS

During the year ended December 31, 2024, the Sponsor assigned 175,000   Class A non-redeemable shares (founder shares) to directors. The stock awards were valued at $387,000 and are reflected in the financial statements as stock based compensation and included in operating expenses, with a corresponding amount as a capital contribution to additional paid in capital. The 175,000 shares have an implied value of $2.21 per share, or an aggregate of $387,000. The $387,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.06 and assigning a probability of acquisition of 20%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2025.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Accounting Officer, and Director	April 15, 2025
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	April 15, 2025
Terry Alan Farris

/s/ Jeff LeBlanc	Director	April 15, 2025
Jeff Leblanc

/s/ Rainer Michael Preiss	Director	April 15, 2025
Ranier Michael Preiss

70