Form 10-Q
period 2025-03-31
Cactus Acquisition Corp. 1 Ltd
filed 2025-08-11
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2025

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

11 Deer Park Drive, Suite 204
Monmouth Junction, NJ 088512
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 495-2216

Former Address

(4B Cedar Brook Drive, Cranbury, NJ 08512)

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

As of July 31, 2025, 3,926,061 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CACTUS ACQUISITION CORP. 1 LTD.

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to:

●	“Board” our board of directors from time to time;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;”
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“combination period” are from the closing of the IPO to November 2, 2025 (or such earlier date as determined by the Board) reflecting the first extension, the second extension, and third extension that we have to consummate an initial business combination; provided that the combination period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;
●	“founders shares” are to our 3,162,499 Class A ordinary shares and 1 Class B ordinary share, in the aggregate, initially purchased in the form of Class B ordinary shares in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our original sponsor prior to our IPO, and the 1 Class A ordinary shares that will be issued upon the automatic conversion of those the remaining 1 Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“founder share conversion” are to the conversion by our original sponsor 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares on October 24, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;
●	“management” or our “management team” are to our officers and directors;
●	“original sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;
●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our original sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shareholders” are to the holders of our public shares, including our original sponsor, officers and directors to the extent our original sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the original sponsor to the first successor sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;
●	“sponsor purchase agreement” are to the sponsor purchase agreement dated February 9, 2024, among our original sponsor, the successor sponsor and us;
●	“sponsor shareholders” are to our original sponsor, Cactus Healthcare Management LP, the successor sponsor, EVGI Ltd, and the current sponsor, ARWM Inc Pte. Ltd;
●	“successor sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;
●	“third extension” are to the extension, to November 2, 2025, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;
●	“third extension meeting” is to the extraordinary general meeting held on November 1, 2024 approval for, among related matters, the third extension;
●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee;
●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;
●	“unit” are to a unit consisting of one Class A ordinary share and one-half warrant;

ii

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;
●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;
●	“2024 SPAC Rules” are to the new rules and regulations for special purpose acquisition companies adopted by the SEC on January 24, 2024, which became effective on July 1, 2024; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

Forward-looking statements are subject to numerous risks, uncertainties, and other factors that could cause actual results to differ materially from those reflected in such statements, including those discussed in “Risk Factors” and elsewhere in this Quarterly Report.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Financial Statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		March 31	December 31,
	Note	2025	2024
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		21	8
Prepaid expenses		126	196
TOTAL CURRENT ASSETS		147	204

NON-CURRENT ASSETS:
Cash held in trust account		9,075	8,980
TOTAL ASSETS		9,222	9,184

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		963	952
Sponsor Loan		780	689
Promissory Note		646	632
TOTAL CURRENT LIABILITIES		2,389	2,273

COMMITMENTS AND CONTINGENCIES	8

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 763,572 shares at March 31, 2025 and December 31, 2024, at a redemption value of $11.88 per share and $11.76 per share, respectively		9,075	8,980

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively		*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at March 31, 2025 and December 31, 2024, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid in capital		190	285
Accumulated deficit		(2,432)	(2,354)
TOTAL CAPITAL DEFICIENCY		(2,242)	(2,069)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		9,222	9,184

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three months ended March 31
	Note	2025	2024
		U.S. Dollars in thousands
		Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT		95	277
OPERATING EXPENSES		(143)	(240)
FINANCIAL EXPENSES		(30)	-
NET EARNINGS (LOSS) FOR THE PERIOD		(78)	37

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION		763,592	1,912,371
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE	5	0.08	0.13

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING		3,162,500	3,162,500
BASIC AND DILUTED EARNINGS (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5	(0.04)	1.46

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2024	3,162,499	*	1	*	285	(2,354)	(2,069)
Accretion of Class A common stock subject to redemption amount as of March 31, 2025					(95)		(95)
Net loss for the period						(78)	(78)
BALANCE AT MARCH 31, 2025	3,162,499	-	1	*	190	(2,432)	(2,242)

BALANCE AT DECEMBER 31, 2023	3,162,499	*	1	*	-	(5,470)	(5,470)
Sponsor Loan waiver					860		860
Valuation of promissory note					246		246
Accretion of Class A common stock subject to redemption amount as of March 31, 2024					(335)		(335)
Underwriters’ deferred compensation waiver						4,428	4,428
Net earnings for the period						37	37
BALANCE AT MARCH 31, 2024	3,162,499	-	1	*	771	(1,005)	(234)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2025	2024
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) for the period	(78)	37
Adjustments to reconcile net loss to net cash used in operating activities:
Financial expenses	30	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	70	(207)
Increase (decrease) in accrued expenses	11	(444)
Net cash provided by (used in) operating activities	33	(614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	–	600
Proceeds from sponsor loan	75	290
Net cash provided by financing activities	75	890

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	108	276
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	8,988	21,239
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	9,096	21,515

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	21	19
Cash held in trust account	9,075	21,496
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	9,096	21,515

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor Loan Cancelation	–	860
Valuation of promissory note	–	246
Underwriters’ deferred compensation waiver	–	4,428

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

All activity for the period from inception through March 31, 2025 relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

b.	Sponsors and Financing

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

See Note 6 - Related Party Transactions regarding Second Sponsor Alliance, Third Sponsor Alliance, and Promissory Notes for additional information.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

d.	Extension Amendments / Business Combination

On April 20, 2023, the Company held an extraordinary general meeting in lieu of its 2023 annual general meeting (the “Meeting”), to extend the date by which the Company has to consummate a business combination from May 2, 2023 to November 2, 2023. At the Meeting, the Company’s shareholders approved the extension.

On November 2, 2023, the Company held an extraordinary general meeting (the “Second Extension Meeting”), at which the Company’s shareholders voted to approve the Second Extension, which extended the mandatory liquidation date from November 2, 2023 to November 2, 2024.

On November 1, 2024, the Company held an extraordinary general meeting (the “Third Extension Meeting), at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 founders shares.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands. On August 29, 2024, the Company and Tembo signed a Business Combination Agreement (BCA). Under the BCA, the consideration to be paid to the equity holders of Tembo is $838 million and will be paid entirely in the form of newly issued ordinary shares of new combined company, with each share valued at $10.00. The BCA was entered into by the parties following due diligence and receipt by the Company’s board of directors of a fairness opinion from an independent third party. The parties are advancing activities towards consummating a Business Combination.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On November 2, 2024 the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2024 to November 2, 2025, the mandatory liquidation date. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the mandatory liquidation date.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

g.	Notice of Delisting

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

Certain disclosures included in the financial statements as of, and for the year ended, December 31, 2024, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements.

The accounting policies applied in the preparation of the unaudited condensed financial statements are consistent with those applied in the preparation of the annual financial statements as of December 31, 2024.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530,000, in the aggregate, to the underwriters at the closings of the Public Offering. See Notes 6 and 8 for more information regarding the waiver of an additional fee that was payable to the underwriters upon the consummation of an Initial Business Combination.

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of March 31, 2025, the Company has no Preference shares issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of March 31, 2025 and 2024, the Company had two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Three months ended March 31
	2025	2024
	U.S. dollars in thousands (except share data)
Net earnings (loss) for the period	(78)	37
Less - interest earned on marketable securities held in trust account	(95)	(277)
Net loss excluding interest	(173)	(240)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(34)	(91)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	95	335
	61	244
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	763,592	1,912,371
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.08	0.13

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(139)	(149)
Sponsor Loan Cancelation	-	335
Underwriters’ deferred compensation waiver	-	4,428
	(139)	4,614
Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share	(0.04)	1.46

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE (continued):

b.	Diluted

As of March 31, 2025, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS:

Promissory notes

On January 30, 2024, the Company issued a convertible promissory note to the first Sponsor under which the Company can borrow up to a $330,000 principal amount from the first Sponsor or its registered assigns or successors in interest (the “Payee”), which will be funded equally by the primary three limited partners of the first Sponsor ($110,000 each). The Company shall draw amounts under the promissory note to fund costs and expenses related to its operations and the Business Combination. The promissory note contains the same terms and conditions as the March 16, 2022 and November 8, 2023 promissory notes.

On January 31, 2024, the Company requested of the first Sponsor that $290,000 of the $330,000 promissory note be funded. The requested amount of $290,000 was received by the Company on February 5, 2024.

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

The Company and the Lender signed Note extensions to extend the Maturity Date from November 1, 2024 to June 30, 2025, and subsequently to June 30, 2026. All other terms of the Note remain unchanged by the Note extension.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

The Lender advanced $75,000 during the quarter ended March 31, 2025. The balance due the Lender as of March 31, 2025 was $780,000, which consisted of $738,000 of advances under the Note plus $42,000 of accrued interest. If the Company does not consummate an Initial Business Combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

NOTE 7 - PROMISSORY NOTE - UNRELATED PARTY:

On March 25, 2024, the Company issued an unsecured promissory note to Energi Holding Limited (the “Lender”), unrelated party, with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date.

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

NOTE 7 - PROMISSORY NOTE - UNRELATED PARTY (continued):

The $246,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price of $10.00 and assigning a probability of acquisition of 15%. This $246,000 value consideration is reflected as an increase to additional paid in capital and a reduction to the note liability for debt issuance costs.

The balance due the Lender as of March 31, 2025 was $646,000, which consisted of $600,000 of advances under the Note plus $46,000 of accrued interest.

See Note 10 – Subsequent Event, Promissory Note, for additional information.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Extension Amendment

Pursuant to the October 29, 2024, non-redemption agreement as it related to the Third Extension (See Note 1d), since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares).

NOTE 9 - FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 2d), which amounted to $95,000 for the three months ended March 31, 2025 and $277,000 for the three months ended March 31, 2024. Financial expenses represent $16,000 on the Sponsor loan (see Note 6b) and $14,000 on the Promissory note (see Note 7), for a total amount of $30,000 for the three months ended March 31, 2025. There were no financial expenses for the three months ended March 31, 2024.

NOTE 10 - SUBSEQUENT EVENT

Promissory Note

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (the “Lender”), not a related party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As indicated in the accompanying financial statements, at March 31, 2025 we had $21,000 of cash and $2,242,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

On May 29, 2025, VivoPower International PLC, which owns 100% of Tembo, announced that they had received a non-binding proposal from Energi Holdings limited (“Energi”) for a direct strategic acquisition of VivoPower’s subsidiary, Tembo. Energi, headquartered in Abu Dhabi, is a global energy solutions company with $1 billion in annual revenues and operations spanning the Middle East, Africa, South Asia, Europe, and Southeast Asia. The proposal from Energi outlines its intention to acquire 51% of Tembo based on a total enterprise value of $200 million. The parties have agreed to work towards negotiating a final structure and binding transaction documents. In addition, Energi expressed its support for Tembo’s planned business combination with us.

Further, on March 25, 2024, we issued an unsecured promissory note to Energi, with the principal amount of $600,000. The Note has a maturity date of November 2, 2025. The balance due Energi as of March 31, 2025 was approximately $646,000. It is anticipated that the outstanding amount will be converted to equity at the time of the proposed business combination with Tembo and Energi transaction.

Currently, it is anticipated that VivoPower will maintain control of Tembo absent the proposed Energi transaction.

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

Recent Developments

Promissory Note

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (the “Lender”), not a related party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2025 date of our unaudited financial statements contained in this Quarterly Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the quarter ended March 31, 2025, we had a net loss of approximately $79,000, which consisted of $94,000 of interest income and dividend income and realized gains on marketable securities held in our trust account, less operating and financial expenses of $173,000.

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $21,000 in our operating bank account, and a working capital deficit of $2,242,000.

Our liquidity needs to date have been satisfied through loans from the sponsors and third-party promissory notes to cover certain operating expenses.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”). The Note’s original maturity date of June 30, 2025 has been extended to June 30, 2026. The balance due the Lender as of March 31, 2025 was approximately $780,000. If we do not consummate an Initial Business Combination by the maturity date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On March 25, 2024, we issued an unsecured promissory note to Energi Holding Limited (the “Lender”), unrelated party, with a principal amount of $600,000 (the “Note”). The Note has a maturity date of November 2, 2025. The balance due the Lender as of March 31, 2025 was approximately $646,000. If the Company does not consummate an initial business combination by the maturity date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 17, 2025, we issued an unsecured promissory note to Hali International Limited (the “Lender”), not a related party, with a principal amount of $200,000 (the “Note”). The Note has a maturity date of December 31, 2025.

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

Prior to our initial business combination, we are using the proceeds held outside of our trust account primarily to structure, negotiate and complete a business combination, and pay for administrative and support services.

As of July 31, 2025, approximately $21,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of consummating the identified target business, we have requested additional loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2024 Annual Report.

Moreover, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting, our third extension meeting, and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all. Subject to compliance with applicable securities laws, we would only raise financing by issuing additional securities simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2025, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

None.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds from our initial public offering and the sale of the private warrants held in the trust account, after reduction for payments made for the redemption of a portion of the public shares in connection with the first extension meeting, conversion amendment meeting, second extension meeting, and third extension meeting, are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for the assignment of founder shares by the sponsor to directors was not effectively designed or maintained.

Management is in the process of initiating a number of measures to remediate such material weaknesses; however, as of March 31, 2025, management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Despite this internal control weakness, management believes that the financial statements included in this report fairly state, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. Management is committed to strengthening the Company’s internal controls and maintaining the integrity of its financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2024 Annual Report.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

Nothing that has not been previously reported.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2025.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Financial and Accounting Officer, and Director	August 11, 2025
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	August 11, 2025
Terry Alan Farris

/s/ Rainer Michael Preiss	Director	August 11, 2025
Ranier Michael Preiss

