Form 10-Q
period 2025-06-30
Cactus Acquisition Corp. 1 Ltd
filed 2025-08-14
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2025

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

PART I

Item 1. Financial Statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025, AND FOR THE SIX MONTHS AND THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2025	2024
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		25	8
Prepaid expenses		88	196
TOTAL CURRENT ASSETS		113	204

NON-CURRENT ASSETS:
Cash held in trust account		9,168	8,980
TOTAL ASSETS		9,281	9,184
Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		1,052	952
Sponsor loan		818	689
Promissory Notes		660	632
TOTAL CURRENT LIABILITIES		2,530	2,273

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 763,572 shares at June 30, 2025 and December 31, 2024, at a redemption value of $12.01 per share and $11.76 per share, respectively		9,168	8,980

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at June 30, 2025 and December 31, 2024		*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at June 30, 2025 and December 31, 2024		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid in capital		97	285
Accumulated deficit		(2,514)	(2,354)
TOTAL CAPITAL DEFICIENCY		(2,417)	(2,069)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		9,281	9,184

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	188	557	93	280
OPERATING EXPENSES	(286)	(542)	(143)	(302)
FINANCIAL EXPENSES	(62)	(105)	(32)	(105)
NET LOSS FOR THE PERIOD	(160)	(90)	(82)	(127)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	763,592	1,912,371	763,592	1,912,371
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 5	0.30	0.22	0.23	0.10

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED INCOME (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE, see Note 5	(0.12)	1.38	(0.08)	(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2025	3,162,499	*	1	*	285	(2,354)	(2,069)
Accretion of Class A common stock subject to redemption amount as of June 30, 2025					(299)		(299)
Sponsor surrender of 50,000 founder shares					111		111
Net loss for the period						(160)	(160)
BALANCE AT JUNE 30, 2025	3,162,499	-	1	*	97	(2,514)	(2,417)

BALANCE AT APRIL 1, 2025:	3,162,499	-	1	*	190	(2,432)	(2,242)
Accretion of Class A common stock subject to redemption amount as of June 30, 2025					(204)		(204)
Sponsor surrender of 50,000 founder shares					111		111
Net loss for the period						(82)	(82)
BALANCE AT JUNE 30, 2025	3,162,499	-	1	*	97	(2,514)	(2,417)

BALANCE AT JANUARY 1, 2024:	3,162,499	*	1	*	-	(5,470)	(5,470)
Sponsor loan waiver					860		860
Valuation of promissory note					246		246
Accretion of Class A common stock subject to redemption amount as of June 30, 2025					(671)		(671)
Underwriters’ deferred compensation waiver						4,428	4,428
Net loss for the period						(90)	(90)
BALANCE AT JUNE 30, 2024	3,162,499	-	1	*	435	(1,132)	(697)

BALANCE AT APRIL 1, 2024:	3,162,499	-	1		771	(1,005)	(234)
Accretion of Class A common stock subject to redemption amount as of June 30, 2024					(336)		(336)

Net loss for the period		-				(127)	(127)
BALANCE AT JUNE 30, 2024	3,162,499	-	1		435	(1,132)	(697)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2025	Six months ended June 30, 2024
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(160)	(90)
Financial expenses	62	105
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	108	(118)
Increase (decrease) in accrued expenses	100	(310)
Net cash used in (provided by) operating activities	110	(413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan	95	441
Proceeds from promissory note	-	600
Net cash provided by financing activities	95	1,041

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	205	628
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	8,988	21,239
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	9,193	21,867

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	25	35
Cash held in trust account	9,168	21,832
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	9,193	21,867

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor loan waiver	–	860
Valuation of promissory note	-	246
Underwriters’ deferred compensation waiver	-	4,428

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

All activity for the period from inception through June 30, 2025 relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

NOTE 1 - GENERAL (continued):

d.	Extension Amendments / Business Combination

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

Pursuant to the October 29, 2024, non-redemption agreement as it related to the Third Extension, since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 50,000 Class A shares due to the Non-Redeeming Shareholder for the quarter ended June 30, 2025, has an implied value of $2.22 per share, or an aggregate of $111,000. The $111,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.12 and assigning a probability of acquisition of 20%. This $111,000 value consideration is reflected in the shareholders equity section of the financial statements.

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands. On August 29, 2024, the Company and Tembo signed a Business Combination Agreement. The parties are advancing activities towards consummating a business combination transaction.

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of June 30, 2025 and 2024, the Company has no Preference shares issued and outstanding.

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of June 30, 2025 and 2024, the Company had two classes of ordinary shares, Class A ordinary shares (out of which 763,592 shares are subject to possible redemption) and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE (continued):

	Six months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024
	U.S. dollars in thousands (except share data)

Net loss for the period	(160)	(90)	(82)	(127)
Less - interest earned on marketable securities held in trust account	(188)	(557)	(93)	(280)
Net loss excluding interest	(348)	(647)	(175)	(407)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(68)	(244)	(34)	(153)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	299	671	204	337
	231	427	170	184
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	763,592	1,912,371	763,592	1,912,371
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.30	0.22	0.23	0.10

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(280)	(403)	(141)	(254)
Sponsor loan waiver	-	335	–	–
Accretion	(111)	-	(111)	-
Underwriters’ deferred compensation waiver	–	4,428	–	-
	(391)	4,360	(252)	(254)
Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share	(0.12)	1.38	(0.08)	(0.08)

b.	Diluted

As of June 30, 2025, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

On May 17, 2024, the Company issued an unsecured promissory note to the Company’s third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase common stock of the Company at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical to the warrants issued in connection with Company’s initial public offering that closed on November 2, 2021 (the “Private Placement Warrants”).

The Company and the Lender signed Note extensions to extend the Maturity Date from November 1, 2024 to June 30, 2025, and subsequently to June 30, 2026. All other terms of the Note remain unchanged by the Note extension.

The Lender advanced $20,000 during the six months ended June 30, 2025. The balance due the Lender as of June 30, 2025 was $818,000, which consisted of $758,000 of advances under the Note plus $60,000 of accrued interest. If the Company does not consummate an Initial Business Combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

NOTE 7 - PROMISSORY NOTE - UNRELATED PARTY:

On March 25, 2024, the Company issued an unsecured promissory note to Energi Holding Limited (“Energi”), unrelated party, with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date.

On March 25, 2024, Energi advanced $600,000 to the Company under the Note. If the Company does not consummate an Initial Business Combination by the Maturity Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

The Company and Energi signed a Note extension to extend the Maturity Date from November 1, 2024 to November 2, 2025. All other terms of the Note remain unchanged by the Note extension.

As an inducement for Energi Lender to fund the Note, EVGI Limited (“EVGI”), the second sponsor, and Energi agreed that (a) Sponsor and Energi shall enter into an agreement pursuant to which Energi may elect upon forfeiture of its rights to payment of amounts outstanding under the Note to receive a number of the Company’s Class A Ordinary Shares held of record by the Sponsor to be determined in such agreement and (b) Sponsor shall transfer to Energi 600,000 of the Company’s Class A ordinary shares held of record by Sponsor, or subsequent sponsors, for no consideration at such time and on such terms as shall be agreed. The Sponsor’s inducement was recognized as a deduction from the $600,000 note in an amount of $246,000, which was recognized in subsequent periods as finance expenses.

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

The balance due Energi as of June 30, 2025 was $660,000, which consisted of $600,000 of advances under the Note plus $60,000 of accrued interest.

See Note 10 – Subsequent Event, Promissory Note, for additional information.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Extension Amendment

Pursuant to the October 29, 2024, non-redemption agreement as it related to the Third Extension (See Note 1d), since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). For the quarter ended June 30, 2025, the value of 50,000 shares were reflected in the shareholders equity section of the of the financial statements (See Note 1d).

NOTE 9 - FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 2d), which amounted to $188,000 for the six months ended June 30, 2025 and $557,000 for the six months ended June 30, 2024. Financial expenses represent $34,000 on the Sponsor loan (see Note 6b) and $28,000 on the Promissory note (see Note 7), for a total amount of $62,000 for the six months ended June 30, 2025 and represent $105,000 on the Promissory note for the six months ended June 30, 2024.

NOTE 10 - SUBSEQUENT EVENT :

Promissory Note

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (“Hali”), unrelated party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

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

As indicated in the accompanying financial statements, at June 30, 2025 we had $25,000 of cash and $2,417,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Regarding Energi, on March 25, 2024, we issued an unsecured promissory note to Energi, with the principal amount of $600,000. The Note has a maturity date of November 2, 2025. The balance due Energi as of June 30, 2025 was approximately $660,000. It is anticipated that the outstanding amount will be converted to equity at the time of the proposed business combination with Tembo and Energi transaction.

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

Recent Developments

Promissory Note

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (“Hali”), unrelated party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2025 date of our unaudited financial statements contained in this Quarterly Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the quarter ended June 30, 2025, we had a net loss of approximately $80,000, which consisted of $94,000 of interest income and dividend income and realized gains on marketable securities held in our trust account, less operating and financial expenses of $174,000.

Liquidity and Capital Resources

As of June 30, 2025, we had approximately $25,000 in our operating bank account, and a working capital deficit of $2,417,000.

Our liquidity needs to date have been satisfied through loans from the sponsors and third-party promissory notes to cover certain operating expenses.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”). The Note’s original maturity date of June 30, 2025 has been extended to June 30, 2026. The balance due the Lender as of June 30, 2025 was approximately $818,000. If we do not consummate an Initial Business Combination by the maturity date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On March 25, 2024, we issued an unsecured promissory note to Energi Holding Limited (“Energi”), unrelated party, with a principal amount of $600,000 (the “Note”). The Note has a maturity date of November 2, 2025. The balance due Energi as of June 30, 2025 was approximately $660,000. If the Company does not consummate an initial business combination by the maturity date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 17, 2025, we issued an unsecured promissory note to Hali International Limited (“Hali”), unrelated party, with a principal amount of $200,000 (the “Note”). The Note has a maturity date of December 31, 2025.

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

As of August 14, 2025, approximately $9,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of consummating the identified target business, we have requested additional loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2024 Annual Report.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness in our internal control due to the previously-reported material weakness in our controls over financial reporting related to the accounting for the assignment of founder shares by the sponsor to directors, and insufficient finance personnel leading to lack of segregation of duties and financial reporting risks. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, Company management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented. We will continue to improve these processes to ensure that the nuances of such significant or non-routine transactions are effectively evaluated in the context of the appropriate accounting standards.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Financial and Accounting Officer, and Director	August 14, 2025
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	August 14, 2025
Terry Alan Farris

/s/ Rainer Michael Preiss	Director	August 14, 2025
Ranier Michael Preiss

