Form 10-Q
period 2025-09-30
Cactus Acquisition Corp. 1 Ltd
filed 2025-11-19
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2025

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

Former Address

NA

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

As of October 30, 2025, 3,926,061 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CACTUS ACQUISITION CORP. 1 LTD.

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to:

●	“Board” our board of directors from time to time;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;”
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“combination period” are from the closing of the IPO to November 2, 2026 (or such earlier date as determined by the Board) reflecting the first extension, the second extension, third extension, and fourth extension that we have to consummate an initial business combination; provided that the combination period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;
●	“founders shares” are to our 3,162,499 Class A ordinary shares and 1 Class B ordinary share, in the aggregate, initially purchased in the form of Class B ordinary shares in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our original sponsor prior to our IPO, and the 1 Class A ordinary shares that will be issued upon the automatic conversion of those the remaining 1 Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“founder share conversion” are to the conversion by our original sponsor 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares on October 24, 2023;
●	“fourth extension” are to the extension, to November 2, 2026, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;
●	“fourth extension meeting” is to the extraordinary general meeting held on October 31, 2025 approval for, among related matters, the fourth extension;
●	“management” or our “management team” are to our officers and directors;
●	“original sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;
●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our original sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shareholders” are to the holders of our public shares, including our original sponsor, officers and directors to the extent our original sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the original sponsor to the first successor sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;
●	“sponsor purchase agreement” are to the sponsor purchase agreement dated February 9, 2024, among our original sponsor, the successor sponsor and us;
●	“sponsor shareholders” are to our original sponsor, Cactus Healthcare Management LP, the successor sponsor, EVGI Ltd, and the current sponsor, ARWM Inc Pte. Ltd;
●	“successor sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;
●	“third extension” are to the extension, to November 2, 2025, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;
●	“third extension meeting” is to the extraordinary general meeting held on November 1, 2024 approval for, among related matters, the third extension;
●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee;
●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;
●	“unit” are to a unit consisting of one Class A ordinary share and one-half warrant;

ii

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;
●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;
●	“2024 SPAC Rules” are to the new rules and regulations for special purpose acquisition companies adopted by the SEC on January 24, 2024, which became effective on July 1, 2024; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

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

PART I

Item 1. Financial Statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025, AND FOR THE NINE MONTHS AND THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2025	2024
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		8	8
Prepaid expenses		34	196
TOTAL CURRENT ASSETS		42	204

NON-CURRENT ASSETS:
Cash held in trust account		9,263	8,980
TOTAL ASSETS		9,305	9,184
Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		1,037	952
Sponsor loan		836	689
Promissory notes		880	632
TOTAL CURRENT LIABILITIES		2,753	2,273

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 763,572 shares at September 30, 2025 and December 31, 2024, at a redemption value of $12.13 per share and $11.76 per share, respectively		9,263	8,980

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at September 30, 2025 and December 31, 2024		*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at September 30, 2025 and December 31, 2024		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid in capital		2	285
Accumulated deficit		(2,713)	(2,354)
TOTAL CAPITAL DEFICIENCY		(2,711)	(2,069)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		9,305	9,184

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	283	840	95	283
OPERATING EXPENSES	(542)	(936)	(256)	(394)
FINANCIAL EXPENSES	(100)	(210)	(38)	(105)
NET LOSS FOR THE PERIOD	(359)	(306)	(199)	(216)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	763,592	1,912,371	763,592	1,912,371
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 5	0.58	0.30	0.28	0.08

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED INCOME (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE, see Note 5	(0.26)	1.23	(0.13)	(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2025	3,162,499	*	1	*	285	(2,354)	(2,069)
Accretion of Class A common stock subject to redemption amount as of September 30, 2025					(571)		(571)
Sponsor surrender of 125,000 founder shares					288		288
Net loss for the period						(359)	(359)
BALANCE AT SEPTEMBER 30, 2025	3,162,499	-	1	*	2	(2,713)	(2,711)

BALANCE AT JULY 1, 2025:	3,162,499	-	1	*	97	(2,514)	(2,417)
Accretion of Class A common stock subject to redemption amount as of September 30, 2025					(272)		(272)
Sponsor surrender of 75,000 founder shares					177		177
Net loss for the period						(199)	(199)
BALANCE AT SEPTEMBER 30, 2025	3,162,499	-	1	*	2	(2,713)	(2,711)

BALANCE AT JANUARY 1, 2024:	3,162,499	*	1	*	-	(5,470)	(5,470)
Sponsor loan waiver					860		860
Valuation of promissory note					246		246
Accretion of Class A common stock subject to redemption amount as of September 30, 2025					(1,013)		(1,013)
Underwriters’ deferred compensation waiver						4,428	4,428
Net loss for the period						(306)	(306)
BALANCE AT SEPTEMBER 30, 2024	3,162,499	-	1	*	93	(1,348)	(1,255)

BALANCE AT JULY 1, 2024:	3,162,499	-	1	*	435	(1,132)	(697)
Accretion of Class A common stock subject to redemption amount as of September 30, 2024					(342)		(342)

Net loss for the period		-				(216)	(216)
BALANCE AT SEPTEMBER 30, 2024	3,162,499	-	1	*	93	(1,348)	(1,255)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(359)	(306)
Financial expenses	100	210
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	162	(30)
Increase (decrease) in accrued expenses	85	(213)
Net cash used in operating activities	(12)	(339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan	95	687
Proceeds from promissory note	200	600
Net cash provided by financing activities	295	1,287

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	283	948
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	8,988	21,239
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	9,271	22,187

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	8	13
Cash held in trust account	9,263	22,174
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	9,271	22,187

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor loan waiver	-	860
Valuation of promissory note	-	246
Underwriters’ deferred compensation waiver	-	4,428

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

The Company may pursue a business combination target in any business or industry and across any geographical region. However, the original sponsor focused its search on technology-based healthcare businesses domiciled in Israel and that conduct all or a substantial portion of their activities in Israel. Upon the completion of the sale of 80% of the original sponsor’s equity to a second sponsor on February 23, 2024 (see Note 6), the Company altered the focus of its search on emerging technology companies globally, and particularly those in the energy renewables sector.

The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from inception through September 30, 2025 relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

Pursuant to the October 29, 2024, non-redemption agreement as it related to the Third Extension, since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 75,000 Class A shares due to the Non-Redeeming Shareholder for the quarter ended September 30, 2025 has an implied value of $2.36 per share, or an aggregate value of $177,000. The $177,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.79, and assigning a probability of acquisition of 20%. This 177,000 value consideration is reflected in the shareholders equity section of the financial statements.

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands. On August 29, 2024, the Company and Tembo signed a Business Combination Agreement. The parties are advancing activities towards consummating a business combination transaction.

On October 31, 2025 (See Note 10 – Subsequent Events), the Company held an extraordinary general meeting (the “Fourth Extension Meeting), at which the Company’s shareholders voted to approve the Fourth Extension, which extended the mandatory liquidation date from November 2, 2025 to November 2, 2026

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On November 2, 2024, the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2024 to November 2, 2025, the mandatory liquidation date.

On October 31, 2025 (See Note 10 - Subsequent Events), the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2025 to November 2, 2026, the mandatory liquidation date. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the mandatory liquidation date.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $2,530,000, in the aggregate, to the underwriters at the closings of the Public Offering. See Note 6 for more information regarding the waiver of an additional fee that was payable to the underwriters upon the consummation of an Initial Business Combination.

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

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14, 2021, the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25 thousand to the Sponsor. In October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors.

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of September 30, 2025 and 2024, the Company has no Preference shares issued and outstanding.

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of September 30, 2025 and 2024, the Company had two classes of ordinary shares, Class A ordinary shares (out of which 763,592 shares are subject to possible redemption) and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 5 - EARNINGS PER SHARE (continued):

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024
	U.S. dollars in thousands (except share data)

Net loss for the period	(359)	(306)	(199)	(216)
Less - interest earned on marketable securities held in trust account	(283)	(840)	(95)	(283)
Net loss excluding interest	(642)	(1,146)	(294)	(499)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(125)	(432)	(57)	(188)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	571	1,013	272	342
	446	581	215	154
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	763,592	1,912,371	763,592	1,912,371
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.58	0.30	0.28	0.08

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(517)	(714)	(237)	(311)
Sponsor loan waiver	-	335	–	–
Accretion	(288)	(171)	(177)	(57)
Underwriters’ deferred compensation waiver	–	4,428	–	-
	(805)	3,878	(414)	(368)
Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share	(0.26)	1.23	(0.13)	(0.12)

b.	Diluted

As of September 30, 2025, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

The Company and the Lender signed a Note extension on November 1, 2024 to extend the Maturity Date from November 1, 2024 to June 30, 2025, and on July 29, 2025 to extend the Maturity Date to June 30, 2026. All other terms of the Note remain unchanged by the Note extension.

The Lender advanced $95,000 during the nine months ended September 30, 2025 and $20,000 during the three months ended September 30, 2025. The balance due the Lender as of September 30, 2025 was $836,000 (reflected as Sponsor loan on the balance sheet), which consisted of $758,000 of advances under the Note plus $78,000 of accrued interest.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

Third Sponsor Alliance

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, the Company’s second sponsor, and ARWM Pte Limited (“ARWM”), the Company’s third sponsor, pursuant to which, EVGI agreed to transfer to ARWM on the closing (a) an aggregate of 2,360,000 founders’ shares, consisting of 2,359,999 Class A ordinary shares of the Company, or 46.50% of the outstanding Class A Ordinary Shares, and 1 Class B ordinary share of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the first Sponsor concurrently with the Company’s IPO. Prior to the closing of the Third Sponsor Alliance, 170,000 Class A Ordinary Shares owned by EVGI were transferred to EVGI Designees. The transferred securities constituted 100% of the securities of the Company owned by EVGI prior to transaction.

On May 16, 2024, the parties completed the closing and as part of the closing of the Third Sponsor Alliance, the Company introduced a change in management and the board of directors of the Company.

NOTE 7 - PROMISSORY NOTES - UNRELATED PARTIES:

Energi Holding Limited

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

The Company and Energi signed a Note extension to extend the Maturity Date from November 1, 2024 to November 2, 2025. All other terms of the Note remain unchanged by the Note extension. The Company is currently in discussions with Energi regarding a potential extension of the Maturity Date beyond November 2, 2025.

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

NOTE 7 - PROMISSORY NOTES - UNRELATED PARTIES (continued):

The $246,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price of $10.00 and assigning a probability of acquisition of 15%. This $246,000 value consideration is reflected as an increase to additional paid in capital and a reduction to the note liability for debt issuance costs.

The balance due Energi as of September 30, 2025 was $675,000, which consisted of $600,000 of advances under the Note plus $75,000 of accrued interest.

Hali International Limited

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (“Hali”), unrelated party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

The balance due Hali as of September 30, 2025 was $205,000, which consisted of $200,000 of advances under the Note plus $5,000 of accrued interest.

See Note 10 – Subsequent Events, Promissory Note, for additional information.

The total balance due under Promissory Notes – unrelated parties as of September 30, 2025 was $880,000, which consisted of $800,000 of advances under the Note plus $80,000 of accrued interest.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Extension Amendment

Pursuant to the October 29, 2024, non-redemption agreement as it related to the Third Extension (See Note 1d), since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). For the quarters ended September 30, 2025 and June 30, 2025, the value of 75,000 and 50,000 shares, respectively, were reflected in the shareholders equity section of the of the financial statements (See Note 1d).

NOTE 9 - FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 2d), which amounted to $283,000 for the nine months ended September 30, 2025 and $840,000 for the nine months ended September 30, 2024. Financial expenses represent $52,000 on the Sponsor loan (see Note 6b) and $48,000 on the Promissory notes (see Note 7), for a total amount of $100,000 for the nine months ended September 30, 2025 and represent $210,000 on the Promissory notes for the nine months ended September 30, 2024.

NOTE 10 - SUBSEQUENT EVENTS

Promissory Note

On October 15, 2025, the Company issued an unsecured promissory note to Hali, unrelated party, with a principal amount of $150,000 (the “Note”). The Note is repayable in full on or prior to October 14, 2026 (the “Maturity Date”). The Note bears interest at 12% per annum.

Extension Amendment / Business Combination

On October 31, 2025, the Company held an extraordinary general meeting (the “Fourth Extension Meeting), at which the Company’s shareholders voted to approve the Fourth Extension, which extended the mandatory liquidation date from November 2, 2025 to November 2, 2026. A total of 711,333 Class A ordinary shares were redeemed in connection with the Fourth Extension, resulting in 3,214,738 Class A ordinary shares outstanding, consisting of 52,239 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 14, 2025, $8,660,805.78 was distributed from the Trust Account to the shareholders who redeemed their shares.

If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the mandatory liquidation date, however, there is no guarantee that such an Initial Business Combination will be completed.

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

As indicated in the accompanying financial statements, at September 30, 2025 we had $8,000 of cash and $2,711,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Regarding Energi, on March 25, 2024, we issued an unsecured promissory note to Energi, with the principal amount of $600,000. The Note has a maturity date of November 2, 2025. We are in discussions with Energi to extend to the due date past November 2, 2025.The balance due Energi as of September 30, 2025 was approximately $675,000. It is anticipated that the outstanding amount will be converted to equity at the time of the proposed business combination with Tembo and Energi transaction.

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

Extension Amendments / Business Combination

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

Pursuant to the October 29, 2024, non-redemption agreement as it related to the Third Extension, since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 75,000 and 50,000 Class A shares due to the Non-Redeeming Shareholder for the quarter ended September 30, 2025 and June 30, 2025, respectively, has an implied value of $2.36 and $2.22, respectively, per share, or an aggregate value of $177,000 and $111,000, respectively. The $177,000 and $111,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.79 and $11.12, respectively, and assigning a probability of acquisition of 20%. This 177,000 and $111,000 value consideration is reflected in the shareholders equity section of the financial statements.

On October 31, 2025, we held an extraordinary general meeting (the “Fourth Extension Meeting), at which the Company’s shareholders voted to approve the Fourth Extension, which extended the mandatory liquidation date from November 2, 2025 to November 2, 2026. A total of 711,333 Class A ordinary shares were redeemed in connection with the Fourth Extension, resulting in 3,214,738 Class A ordinary shares outstanding, consisting of 52,239 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 14, 2025, $8,660,805.78 was distributed from the Trust Account to the shareholders who redeemed their shares.

Recent Developments

Promissory Notes

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (“Hali”), unrelated party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

On October 15, 2025, we issued an unsecured promissory note to Hali, unrelated party, with a principal amount of $150,000 (the “Note”). The Note is repayable in full on or prior to October 14, 2026 (the “Maturity Date”). The Note bears interest at 12% per annum.

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the September 30, 2025 date of our unaudited financial statements contained in this Quarterly Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the quarter ended September 30, 2025, we had a net loss of approximately $199,000, which consisted of $95,000 of interest and dividend income and realized gains on marketable securities held in our trust account, less operating and financial expenses of $294,000.

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $8,000 in our operating bank account, and a working capital deficit of $2,711,000.

Our liquidity needs to date have been satisfied through loans from the sponsors and third-party promissory notes to cover certain operating expenses.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”). The Note’s original maturity date of September 30, 2025 has been extended to September 30, 2026. The balance due the Lender as of September 30, 2025 was approximately $836,000. If we do not consummate an Initial Business Combination by the maturity date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On March 25, 2024, we issued an unsecured promissory note to Energi Holding Limited (“Energi”), unrelated party, with a principal amount of $600,000 (the “Note”). The Note has a maturity date of November 2, 2025, but the parties are in discussions to extend the date. The balance due Energi as of September 30, 2025 was approximately $675,000. If the Company does not consummate an initial business combination by the maturity date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On July 17, 2025, we issued an unsecured promissory note to unrelated party, with a principal amount of $200,000 (the “Note”). The Note is repayable in full on or prior to December 31, 2025 (the “Maturity Date”). The Note bears interest at 12% per annum.

On October 15, 2025, we issued an unsecured promissory note to Hali International Limited (“Hali”), unrelated party, with a principal amount of $150,000 (the “Note”). The Note is repayable in full on or prior to October 14, 2026 (the “Maturity Date”). The Note bears interest at 12% per annum.

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

As of November 14, 2025, approximately $75,000 is available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs of consummating the identified target business, we have requested additional loans from several third parties. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2024 Annual Report.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of the material weakness in our internal control due to the previously-reported material weakness in our controls over financial reporting related to the accounting for the assignment of founder shares by the sponsor to directors, and insufficient finance personnel leading to lack of segregation of duties and financial reporting risks. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, Company management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented. We will continue to improve these processes to ensure that the nuances of such significant or non-routine transactions are effectively evaluated in the context of the appropriate accounting standards.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2025.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Financial and Accounting Officer, and Director	November 19, 2025
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	November 19, 2025
Terry Alan Farris

/s/ Rainer Michael Preiss	Director	November 19, 2025
Ranier Michael Preiss

