Form 10-K
period 2025-12-31
Cactus Acquisition Corp. 1 Ltd
filed 2026-07-29
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

301 Carnegie Center Drive, Suite 304
Princeton, NJ 08540
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (609) 495-2222

4B Cedar Brook Drive
Cranbury, NJ 08512

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), based on the closing price of $11.59 for the Registrant’s Class A ordinary shares, as reported by the Market, was $22,164,380.

As of December 31, 2025, 3,214,738 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CACTUS ACQUISITION CORP. 1 LTD.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“Board” our board of directors from time to time;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;”
●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“combination period” are from the closing of the IPO to November 2, 2025 (or such earlier date as determined by the Board) reflecting the first extension, the second extension, and third extension that we have to consummate an initial business combination; provided that the combination period may be further extended pursuant to an amendment to the amended and restated memorandum and articles of association and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;
●	“founders shares” are to our 3,162,499 Class A ordinary shares and 1 Class B ordinary share, in the aggregate, initially purchased in the form of Class B ordinary shares in a private placement (2,875,000 shares), or received in a share dividend (287,500 shares), by our original sponsor prior to our IPO, and the 1 Class A ordinary shares that will be issued upon the automatic conversion of those the remaining 1 Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“founder share conversion” are to the conversion by our original sponsor 3,162,499 of the 3,162,500 founders shares from Class B ordinary shares to Class A ordinary shares on October 24, 2023;
●	“fourth extension” are to the extension, to November 2, 2026, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;
●	“fourth extension meeting” is to the extraordinary general meeting held on October 31, 2025 approval for, among related matters, the fourth extension;
●	“IPO” or “initial public offering” refers to the initial public offering of our Class A ordinary shares, which was consummated on November 2, 2021;
●	“management” or our “management team” are to our officers and directors;
●	“original sponsor” are to Cactus Healthcare Management LP, a Delaware limited partnership, including, where applicable, its affiliates;
●	“private warrants” are to the 4,866,667 warrants that were issued and sold to our original sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shareholders” are to the holders of our public shares, including our original sponsor, officers and directors to the extent our original sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering;
●	“SEC”are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor alliance” are to the transfers of 80% of the founders shares and 80% of the private warrants held by the sponsor to the first successor sponsor, including all agreements executed in connection with such transfers, which closed on February 23, 2024;
●	“sponsor purchase agreement” are to the sponsor purchase agreement dated February 9, 2024, among our original sponsor, the successor sponsor and us;
●	“sponsor shareholders” are to our original sponsor, Cactus Healthcare Management LP, the successor sponsor, EVGI Ltd, and the current sponsor, ARWM Inc Pte. Ltd;
●	“successor sponsor” are to EVGI Ltd, an English private limited company, including, where applicable, its affiliates;
●	“third extension” are to the extension, to November 2, 2025, of the deadline for our entry into an initial business combination under our amended and restated memorandum and articles of association;
●	“third extension meeting” is to the extraordinary general meeting held on November 1, 2024 approval for, among related matters, the third extension;
●	“trust account” are to the U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee;
●	“trust agreement” are to the investment management trust agreement, dated as of November 2, 2021, by and between our company and Continental Stock Transfer & Trust Company, as trustee;
●	“unit” are to a unit consisting of one Class A ordinary share and one-half warrant;
●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;
●	“we,” “us,” “our,” “the company” or “our company” are to Cactus Acquisition Corp. 1 Limited, a Cayman Islands exempted company;
●	“2024 SPAC Rules” are to the new rules and regulations for special purpose acquisition companies adopted by the SEC on January 24, 2024, which became effective on July 1, 2024; and
●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

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

iii

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	We have been delisted from the Nasdaq Stock Market and may face challenges in relisting or qualifying the combined company for listing on a major U.S. exchange. We may be unable to obtain - on reasonable terms or at all - additional financing to continue operations, complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
●	The requirement that we complete our initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach the end of the combination period, which could undermine our ability to complete our initial business combination on terms that would provide value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends, ongoing military conflicts and other geopolitical uncertainties.
●	Because there are many SPACs evaluating targets, attractive targets have become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.79 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	The notes to the financial statements included in this Annual Report contain an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Our sponsor shareholders will be able to approve the business combination regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.
●	If we seek shareholder approval of our initial business combination, our original sponsor, successor sponsor and other initial shareholders, as well as our directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.79 per share.

iv

●	Our directors may decide not to enforce the indemnification obligations of our original sponsor, or to enforce provisions of the sponsor purchase agreement allocating our liabilities to our successor sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	Changes in SEC rules affecting SPACs may adversely affect our ability to negotiate and complete our initial business combination.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
●	Because we are not limited to any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
●	We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
●	We may only be able to complete one business combination with the proceeds from our initial public offering and the sale of the private warrants, along with funding from third party sources (which may not be available), which will cause us to be solely dependent on a single business which may have a limited number of products or services, or product candidates. This lack of diversification may negatively impact our operations and profitability.
●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We seek at a meeting to approved our initial business combination, to amend our amended and restated memorandum and articles of association in a manner that will make it easier for us to complete our initial business combination, which some of our shareholders may not support.
●	The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity may be amended with the approval of holders of at least two-thirds of our ordinary shares that, being entitled to do so, attend and vote at a general meeting, and corresponding provisions of the agreement governing the release of funds from our trust account may be amended with the approval of holders of at least 65% of our then outstanding ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.
●	Certain agreements related to our initial public offering may be amended without shareholder approval.

v

●	Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
●	We may be deemed a “foreign person” and therefore may not be able to complete our business combination because such transaction may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.79 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Risks Relating to the Post-Business Combination Company

●	If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.
●	If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.
●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.
●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
●	We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to our Management Team

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the skills efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Past performance by the companies in which our management team and our successor sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

vi

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Since our original sponsor, successor sponsor and the other initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Since our successor sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Risks Relating to our Securities

●	Our securities have been delisted from Nasdaq, limiting liquidity and subjecting us to additional trading restrictions. Our successor sponsor controls the appointment of our Board until completion of our initial business combination and holds a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
●	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	Our warrants contained in our units, together with our founders shares and private warrants, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
●	There is currently a limited market for our securities, which could adversely affect the liquidity and price of our securities.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
●	Our amended and restated memorandum and articles of association provide that unless we consent to an alternate forum, the federal district courts of the United States shall be the exclusive forum of resolution of any claims arising under the Securities Act, which may impose additional litigation costs on our shareholders.
●	Our amended and restated articles of association provide that unless we consent otherwise, the courts of the Cayman Islands shall have sole and exclusive jurisdiction for all disputes between our company and our shareholders under the Companies Act.
●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
●	After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
●	An investment in our securities may result in uncertain or adverse United States federal income tax consequences.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our extension meeting or initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	The warrants that are part of the units that we offered publicly and issued privately, together with our grant of registration rights to our original sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.
●	Our original sponsor paid a nominal price for its acquisition of the founders shares. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.
●	Unlike certain other blank check companies, our sponsor shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	Because of the number of Class A ordinary shares received by our original sponsor upon the conversion of the founder shares, Nasdaq may in the future consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
●	We may reincorporate in, migrate to or merge with and into another entity as a surviving company in, another jurisdiction in connection with our initial business combination and such reincorporation, migration or merger may result in taxes imposed on shareholders.

vii

Emerging Regulatory and Market Risks

●	Increased regulatory scrutiny of SPAC transactions may delay or prevent our ability to complete a business combination, or increase the cost of compliance.
●	The SEC and other regulatory bodies have recently introduced or proposed new rules specific to SPACs and de-SPAC transactions, including enhanced disclosure requirements and potential reclassification of SPACs as investment companies. These developments could result in additional regulatory burdens, increase the time and cost necessary to complete our initial business combination, or deter potential target companies from entering into a business combination with us.
●	Litigation and heightened shareholder activism in the SPAC space could adversely affect our business combination efforts. SPACs and de-SPAC transactions have increasingly been subject to class action lawsuits, shareholder demands, and heightened scrutiny from activist investors. Any such actions taken against us or a prospective target could materially delay or prevent the consummation of a business combination and could result in significant legal expenses or reputational harm.

Additional Risk Factors for Consideration

●	The delisting from Nasdaq may reduce the appeal of our securities to potential business combination targets and investors of our securities may increase the risk of a “failed” de-SPAC transaction or force us to agree to less favorable terms with a target company.
●	Delisting has reduced our leverage in negotiations with potential targets, particularly if the combined company will need to meet the initial listing requirements of a national securities exchange in connection with the closing of a business combination. We may be required to accept less favorable deal terms or undertake additional steps, including concurrent capital raises or corporate restructuring, to meet relisting standards, any of which could delay or jeopardize our ability to complete a business combination.
●	Our ability to relist our securities on a national securities exchange after a business combination is subject to significant uncertainty and risks.
●	There can be no assurance that we or the combined company will be able to satisfy the initial listing standards of a national securities exchange, such as Nasdaq or the NYSE, after the consummation of our initial business combination. If we are unable to relist, investors may experience reduced liquidity, lower trading volumes, and a corresponding decrease in the market price of our securities.
●	Delisting may be viewed negatively by regulators, potential targets, or investors, and could increase the likelihood of regulatory inquiries or shareholder litigation. The perception that we may be less financially stable or operationally viable as a delisted company could adversely affect our ability to complete a business combination on favorable terms or at all.
●	The delisting may increase our cost of capital and limit our ability to attract future financing.
●	The loss of our listing on Nasdaq may negatively affect our ability to attract and retain experienced directors, officers, and other key personnel who prefer to be associated with an exchange-listed company. This could impair our ability to manage operations and execute a business combination effectively.
●	We have identified material weaknesses in our internal control over financial reporting. These weaknesses could result in misstatements of our financial statements or disclosures, which may not be prevented or detected on a timely basis. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. The existence of these material weaknesses increases the risk that our financial statements may contain material errors, and we may be required to restate previously issued financial information. Additionally, any continued failure to maintain effective internal controls could harm our reputation with investors, lead to regulatory scrutiny, limit our ability to raise additional capital, and negatively impact our stock price.
●	We are in the process of implementing remediation plans to address the material weaknesses identified in our internal control over financial reporting. These plans include hiring additional accounting personnel and implementing enhanced control procedures. There can be no assurance, however, that these efforts will be successful or that we will be able to fully remediate the material weaknesses within our expected timeframe. Furthermore, we may in the future identify additional deficiencies in our internal control over financial reporting that may also constitute significant deficiencies or material weaknesses. Failure to remediate existing material weaknesses or to prevent new ones from arising could impair our ability to accurately and timely report our financial results, which may result in loss of investor confidence and potential legal or regulatory consequences.

General Risk Factors

●	We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

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

We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest, until we have completed our initial business combination. While we may pursue a business combination target in any business or industry and across any geographical region, and have historically focused our search on technology-based healthcare businesses that are domiciled in Israel that carry out all or a substantial portion of their activities in Israel or that have some other significant Israeli connection, since the closing of the sponsor alliance (as discussed and defined below under “Recent Developments - Sponsor Alliance”), and the appointment of new directors to the board and a new management team, we altered the focus of our search to emerging technology companies globally, and particularly those in the renewables sector. The current sponsor of our company is ARWM Inc Pte. Ltd.

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

We confidentially submitted a Form F-4 registration statement to the U.S. Securities and Exchange Commission (SEC) on December 29, 2025, in connection with the planned business combination with Tembo, and received a comment letter from the SEC in March 2026. We are in the process of finalizing responses and updating the registration statement. We are targeting a confidential resubmission of the amended Form F-4 during the second half of 2026 and continue to work toward completing the proposed business combination prior to the mandatory liquidation date of November 2, 2026. Completion of the proposed business combination remains subject to SEC review, shareholder approvals, regulatory requirements, and the satisfaction of customary closing items.

If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We intend to complete an Initial Business Combination before the mandatory liquidation date, however, there is no guarantee that such an Initial Business Combination will be completed.

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

Recent Developments

Extension of our Combination Period – Fourth Extension

On October 31, 2025, we held an extraordinary general meeting (the “Fourth Extension Meeting), at which our shareholders voted to approve the Fourth Extension, which extended the mandatory liquidation date from November 2, 2025 to November 2, 2026. A total of 711,333 Class A ordinary shares were redeemed in connection with the Fourth Extension, resulting in 3,214,738 Class A ordinary shares outstanding, consisting of 52,239 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 21, 2025, $8,676,000 was distributed from the Trust Account to the shareholders who redeemed their shares.

Promissory Note

On May 19, 2026, we issued an unsecured promissory note to TAG INTL DMCC, a company incorporated in United Arab Emirates, an unrelated party, with a principal amount of $300,000 (the “Note”). The Note, which was funded on May 26, 2026, and bears interest at 12% per annum, is repayable in full on or prior to May 19, 2027.

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

Our units commenced trading on the Nasdaq Global Market on November 2, 2021 under the symbol “CCTSFU.” Beginning December 30, 2021, holders of the units sold in our initial public offering were permitted to separately trade the Class A ordinary shares and warrants included in the units.

Following the delisting of our securities from Nasdaq on November 5, 2024, our Class A ordinary shares, warrants and units were quoted on the OTC Pink Market. Since April 15, 2026, our Class A ordinary shares, warrants and units have been quoted on the OTC Expert Market under the symbols “CCTSF,” “CTSWF” and “CTSUF,” respectively.

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

We confidentially submitted a Form F-4 registration statement to the U.S. Securities and Exchange Commission (SEC) on December 29, 2025, in connection with its planned business combination with Tembo, and received a comment letter from the SEC in March 2026. We are in the process of finalizing responses and updating the registration statement. We are targeting a confidential resubmission of the amended Form F-4 during the second half of 2026 and continue to work toward completing the proposed business combination prior to the mandatory liquidation date of November 2, 2026. Completion of the proposed business combination remains subject to SEC review, shareholder approvals, regulatory requirements, and the satisfaction of customary closing items.

Financial Position

With funds available in our trust fund in an amount of $648,000 (as of May 31, 2026 ), which amount will be reduced as a result of any redemptions in connection with any future extension meeting and/or a meeting to approve a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations, or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, second extension meeting, third extension meeting, fourth extension meeting, and our article amendment meeting, and may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all.

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

We confidentially submitted a Form F-4 registration statement to the U.S. Securities and Exchange Commission (SEC) on December 29, 2025, in connection with its planned business combination with Tembo, which included further information regarding the financial analysis performed by GVS, as well as the full fairness opinion.

We received a comment letter from the SEC in March 2026 and are in the process of finalizing responses and updating the registration statement. We are targeting a confidential resubmission of the amended Form F-4 during the second half of 2026 and continue to work toward completing the proposed business combination prior to the mandatory liquidation date of November 2, 2026. Completion of the proposed business combination remains subject to SEC review, shareholder approvals, regulatory requirements, and the satisfaction of customary closing items

Lack of Business Diversification

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

We chose our net tangible asset threshold of $5,000,001 under our amended and restated memorandum and articles of association to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination and do not believe that we will comply with the $5,000,001 threshold (due to redemptions of shares or otherwise), we may seek shareholder approval to amend our amended and restated memorandum and articles of association to eliminate that threshold as part of the approval of the business combination. We may, in the alternative, agree with a target business on a working capital closing condition or other condition that requires us to have a minimum amount of funds available from our trust account upon consummation of such initial business combination in an amount that causes us to exceed $5,000,001 in net tangible assets either immediately prior to or upon consummation of the business combination. Any such minimum cash condition may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the combination period, if at all. Public shareholders who have not redeemed their shares in connection with the first extension meeting, the second extension meeting, third extension meeting, fourth extension meeting, or the articles amendment meeting may have to wait until the end of the combination period, or November 2, 2026, in order to be able to receive a pro rata share of our trust account. Our sponsor shareholders, officers and directors have agreed (i) to vote any ordinary shares owned by them in favor of any proposed business combination, (ii) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (iii) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

Any request to redeem public shares once made may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the combination period, or November 2, 2026, unless a further extension to the combination period is approved by our shareholders in accordance with our amended and restated memorandum and articles of association.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $10,000 of proceeds held outside our trust account as of May 31, 2026, plus proceeds from a loan from the we are currently in the process of negotiating, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in our trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private warrants, other than the proceeds deposited in our trust account, and without taking into account interest, if any, earned on our trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.79. The proceeds deposited in our trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.79. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in our trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against our trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in our trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in our trust account, our management performs an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against our trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our original sponsor had agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $11.79 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes.

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

In the event that the proceeds in our trust account are reduced below (i) $11.79 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our successor sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our successor sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our successor sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $11.79 per share

We have sought and will seek to reduce the possibility that our original sponsor or our successor sponsor will have to indemnify our trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in our trust account. Our original sponsor will also not be liable as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act.

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in our trust account could be subject to applicable insolvency laws and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete our trust account, we cannot assure you we will be able to return $11.79 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from our trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from our trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with the shareholder vote for the extension or any other shareholder vote to amend our amended and restated memorandum and articles of association (a) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; (ii) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; and (iii) the redemption of our public shares if we are unable to complete our initial business combination by the end of the combination period (November 2, 2026, unless a further extension is approved by our shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in our trust account. In connection with an extension meeting or in the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the extension or our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of our trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●	Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (i) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination by the end of the combination period (November 2, 2026, unless a further extension is approved by our shareholders in accordance with our amended and restated memorandum and articles of association) or ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (a) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (b) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in our trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted in favor of the business combination;
●	if our initial business combination is not consummated by the end of the combination period, then our existence will terminate, and we will distribute all amounts in our trust account; and
●	prior to our initial business combination, (except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any right to receive funds from our trust fund) we may not issue additional shares that would entitle the holders thereof to (i) receive funds from our trust account or (ii) vote as a class with our public shares (provided that this will not apply to the issuance of Class A ordinary shares upon conversion of Class B ordinary shares where the holders of the converted shares waive their rights to proceeds from our trust account) (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond the end of the combination period or (y) amend the foregoing provisions.

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

	Redemptions in Connection with an Extension or Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions If We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of a further extension or our initial business combination may be made in connection with a shareholder vote (or, in the case of the initial business combination, a tender offer). The redemption price will be the same whether we conduct redemptions in connection with a shareholder vote or pursuant to a tender offer. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in our trust account as of two business days prior to the extension meeting or consummation of the initial business combination (which is currently anticipated to be approximately $11.79 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor shareholders, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in our trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination by the end of the combination period, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our trust account (which is currently anticipated to be approximately $11.79 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with an extension or our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in our trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor shareholders and other initial shareholders, who will be our only remaining shareholder after such redemptions.

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

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in our trust account to below (i) $11.79 per public share or (ii) such lesser amount per public share held in our trust account as of the date of the liquidation of our trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to our trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor and the successor sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2025, as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”); however, as we are not deemed to be a large accelerated filer or an accelerated filer, and continue to qualify as an emerging growth company, we are not required to obtain an auditor attestation regarding the effectiveness of our internal control over financial reporting. Tembo may not currently be in full compliance with the internal control requirements of the Sarbanes-Oxley Act, and achieving such compliance may increase post-closing costs and time commitments.

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

In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed; at the third extension meeting a total of 1,148,799 Class A ordinary shares were redeemed; at the fourth extension meeting a total of 711,333 Class A ordinary shares were redeemed. This resulted in shareholders holding 12,597,761 publicly-held Class A ordinary shares exercising their right to redeem and as a result, in the aggregate, approximately $134,806,989 was distributed from our trust account, with 52,239 publicly-held Class A ordinary shares remaining. As of May 31, 2026, approximately $641,000 remained in our trust account.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed; at the third extension meeting a total of 1,148,799 Class A ordinary shares were redeemed; at the fourth extension meeting a total of 711,333 Class A ordinary shares were redeemed. This resulted in shareholders holding 12,597,761 publicly-held Class A ordinary shares exercising their right to redeem and as a result, in the aggregate, approximately $134,806,989 was distributed from our trust account, with 52,239 publicly-held Class A ordinary shares remaining. As of May 31, 2026, approximately $641,000 remained in our trust account.

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

If the available net proceeds available to us for our initial business combination (due to excessive redemptions in connection with our extension meeting or a shareholder meeting to approve an initial business combination, or the expenditure of excessive funds in continuing operations or investigating potential target companies) are insufficient, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, or before to continue operations, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs has been very difficult over the past several years, with financings often available only on terms that are onerous to the combined company following the business combination, or not at all. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $11.79 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.79 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.79 per share” and other risk factors below.

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

Any potential target business with which we enter into negotiations concerning a business combination is aware that we must complete our initial business combination before the end of the combination period, or by November 2, 2026. Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. As of the date of this Annual Report, we have just over six months remaining to consummate a business combination. As a result, this risk has increased as we have gotten closer to the end of the combination period. We may also have more limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation and/or if we had more time.

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

Additionally, ongoing conflicts between Israel and Hamas, and Israel, the United States, and Iran, have continued to cause disruptions in the U.S. and global economy. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.79 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within the combination period, or November 2, 2026. We may not be able to complete an initial business combination by the conclusion of such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

Our ability to complete our initial business combination within the combination period could be adversely affected by the sponsor alliance, insofar as it has resulted in significant changes to our management team and the replacement of all members of the Board. See “Item 1. Business. - Recent Developments - Sponsor Alliance.”

If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the remaining outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $11.79 per share, or less than $11.79 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.79 per share” and other risk factors herein.

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

Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.

The funds available to us outside of the trust account are in the view of management insufficient to allow us to operate for the remainder of the combination period. As of May 31, 2026, approximately $10,000 is available to us outside of the trust account to fund our working capital requirements. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We are incurring significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In that case, our public shareholders may receive only approximately $11.79 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $11.79 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.79 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.79 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.79 per share initially held in the trust account, due to claims of such creditors.

Our original sponsor agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $11.79 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters as part of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our original sponsor will not be responsible to the extent of any liability for such third-party claims.

In addition, pursuant to the sponsor purchase agreement, other than certain expenses allocated to the original sponsor, the successor sponsor agreed that it will be liable to us for all liabilities incurred by us from February 23, 2024.

We have not independently verified whether our original sponsor or successor sponsor has sufficient funds to satisfy its indemnity obligations and believe that our original sponsor’s only assets are securities of our company. Accordingly, our original sponsor and successor sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our original sponsor or successor sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $11.79 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.79 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our original sponsor or successor sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our original sponsor or successor sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our original sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance, in particularly where our original sponsor or successor has no assets. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $11.79 per share.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were only to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account was intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination by November 2, 2026, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent an initial business combination by November 2, 2026, our return of the funds held in the trust account to the public shareholders as part of our redemption of the Class A ordinary shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive approximately $11.79 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distribution received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers, who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that the target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.79 per share on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

The net proceeds from our initial public offering and the sale of the private warrants, which was initially $130,142,000, has been reduced significantly due to redemptions by our public shareholders in connection with the first extension meeting, the second extension meeting and the articles amendment meeting and may be further reduced at our meeting to approve our initial business combination. In particular, at the first extension meeting a total of 10,185,471 Class A ordinary shares were redeemed; at the second extension meeting a total of 347,980 Class A ordinary shares were redeemed and at the articles amendment meeting a total of 204,178 Class A ordinary shares were redeemed; at the third extension meeting a total of 1,148,799 Class A ordinary shares were redeemed; at the fourth extension meeting a total of 711,333 Class A ordinary shares were redeemed. This resulted in shareholders holding 12,597,761 publicly-held Class A ordinary shares exercising their right to redeem and as a result, in the aggregate, approximately $134,806,989 was distributed from our trust account, with 52,239 publicly-held Class A ordinary shares remaining. As of May 31, 2026, approximately $641,000 remained in our trust account.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.79 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.79 per share on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.79 per share” and other risk factors.

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

The founders shares will be worthless if we do not complete an initial business combination. The founders shares consist of 3,162,499 Class A ordinary shares and 1 Class B ordinary share.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our amended and restated memorandum and articles of association authorizes the issuance of ordinary shares, including 500,000,000 Class A ordinary shares, par value $0.0001 per share, and 50,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 5,000,000 preference shares, par value $0.0001. As of May 31, 2026, there are 496,073,939 and 49,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of the 1 outstanding Class B ordinary share, and 5,000,000 authorized but unissued preference shares available for issuance.

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

The authorized share capital under our amended and restated memorandum and articles of association also presents the possibility of additional, substantial dilution. Under those charter documents, we are authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preference shares, par value $0.0001 per share. As of May 31, 2026, there are 496,073,939 and 49,999,999 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which Class A ordinary shares are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of the 1 outstanding Class B ordinary share. The 1 Class B ordinary share is convertible into Class A ordinary shares, initially at a one-for-one ratio, but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association.

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

Because of the number of Class A ordinary shares received by our original sponsor, a majority of which were transferred to the successor sponsor upon the conversion of the founder shares, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Disregarding the additional Class A ordinary shares underlying those warrants (and the shares underlying warrants sold in our initial public offering as part of the units), our original sponsor owns 19.7% of our issued and outstanding shares and our successor sponsor owns 55.5% at December 31, 2025. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We have identified material weaknesses in our internal control over financial reporting. These weaknesses could result in misstatements of our financial statements or disclosures, which may not be prevented or detected on a timely basis. As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. The existence of these material weaknesses increases the risk that our financial statements may contain material errors, and we may be required to restate previously issued financial information. Additionally, any continued failure to maintain effective internal controls could harm our reputation with investors, lead to regulatory scrutiny, limit our ability to raise additional capital, and negatively impact our stock price.

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

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty, and our business may be harmed.

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

Our units commenced public trading on November 2, 2021. On December 30, 2021, holders of our units were permitted to separately trade the Class A ordinary shares and warrants underlying the units, while the units continued to trade as a separate security.

Prior to November 5, 2024, our units, Class A ordinary shares, and warrants were listed on the Nasdaq Capital Market under the symbols “CCTSU,” “CCTS,” and “CCTSW,” respectively. From November 5, 2024 through April 14, 2026, these securities were quoted on the OTC Pink Market. Since April 15, 2026, our units, Class A ordinary shares and warrants have been quoted on the OTC Expert Market under the symbols “CCTUF,” “CCTSF” and “CTSWF,” respectively.

(b)	Holders

On May 31, 2026, there were 52,239 Class A ordinary shares held publicly, consisting of less than 100 holders of record. There is one holder of record of our Class B ordinary share.

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

Following the articles amendment meeting 204,178 Class A ordinary shares were redeemed on June 1, 2023.

Following the second extension meeting 347,980 Class A ordinary shares were redeemed on November 10, 2023.

Following the third extension meeting 1,148,799 Class A ordinary shares were redeemed on November 1, 2024.

Following the fourth extension meeting 711,333 Class A ordinary shares were redeemed on November 1, 2025. See “Item 1 - Extension of our Combination Period – “Fourth extension” above.

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

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved, and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this annual report should be read as being applicable to all forward-looking statements whenever they appear in this annual report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying financial statements, at December 31, 2025, we had $51,000 of cash and $2,965,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Pursuant to the October 29, 2024 non-redemption agreement (NRA) between the Company, ARWM Inc Pte. Ltd. (the Company’s current Sponsor), and the Non-Redeeming Shareholder, as it related to the Third Extension, the Sponsor agreed to transfer an aggregate of 125,000 founder shares of the Company held by it to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. Further, since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 150,000 Class A shares due to the Non-Redeeming Shareholder has an implied value of $2.31 per share, or an aggregate value of $347,000. This $347,000 value consideration is reflected in the shareholders equity section of the financial statements for the year ended December 31, 2025.

Fourth Extension

On October 31, 2025, we held an extraordinary general meeting (the “Fourth Extension Meeting), at which our shareholders voted to approve the Fourth Extension, which extended the mandatory liquidation date from November 2, 2025 to November 2, 2026. A total of 711,333 Class A ordinary shares were redeemed in connection with the Fourth Extension, resulting in 3,214,738 Class A ordinary shares outstanding, consisting of 52,239 publicly-held Class A ordinary shares and 3,162,499 founders shares. Accordingly, on November 21, 2025, $8,676,000 was distributed from the Trust Account to the shareholders who redeemed their shares.

Recent Developments

Business Combination Agreement

On August 29, 2024, we signed a Business Combination Agreement (BCA) with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands. We are advancing activities towards consummating the proposed business combination transaction. We confidentially submitted a Form F-4 registration statement to the U.S. Securities and Exchange Commission (SEC) on December 29, 2025, in connection with the planned business combination with Tembo, and received a comment letter from the SEC in March 2026. We are in the process of finalizing responses and updating the registration statement. We are targeting a confidential resubmission of the amended Form F-4 during the second half of 2026 and continue to work toward completing the proposed business combination prior to the mandatory liquidation date of November 2, 2026. Completion of the proposed business combination remains subject to SEC review, shareholder approvals, regulatory requirements, and the satisfaction of customary closing items.

Promissory Note

On May 19, 2026, we issued an unsecured promissory note to TAG INTL DMCC (‘TAG”), a company incorporated in United Arab Emirates, an unrelated party, with a principal amount of $300,000 (the “Note”). The Note, which was funded on May 26, 2026, and bears interest at 12% per annum, is repayable in full on or prior to May 19, 2027.

Results of Operations

We have not generated any operating revenues to date. Since inception, our activities have been limited to organizational activities, the completion of our initial public offering, and identifying and evaluating prospective target businesses for an initial business combination. Following our initial public offering, our activities have primarily consisted of pursuing and advancing our proposed business combination with Tembo e-LV B.V. (“Tembo”), including transaction due diligence, legal and regulatory matters, preparation of the Form F-4 registration statement, and compliance with our public company reporting obligations. We do not expect to generate operating revenues until after the completion of our initial business combination.

Non-operating income consists primarily of interest income, dividend income and realized gains earned on investments held in the Trust Account. Operating expenses consist primarily of legal, accounting, audit, regulatory compliance, insurance and other professional fees associated with operating as a public company and pursuing our proposed business combination.

There has been no significant change in our financial position since December 31, 2025, other than the matters described in Note 11, “Subsequent Events,” to the accompanying financial statements.

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

For the year ended December 31, 2025, we reported a net loss of $559,000, compared with a net loss of $1,312,000 for the year ended December 31, 2024. The decrease of $753,000 was primarily attributable to lower operating expenses and lower financing costs, partially offset by reduced interest income earned on investments held in the Trust Account.

Interest income, dividend income and realized gains on investments held in the Trust Account totaled $337,000 during 2025, compared with $1,016,000 during 2024. The decrease of $679,000, or 67%, was primarily attributable to a significant reduction in funds held in the Trust Account following shareholder redemptions approved in connection with extension meetings held during late 2024 and late 2025.

Operating expenses were $753,000 during 2025, compared with $2,024,000 during 2024, a decrease of $1,312,000, or 63%. The decrease was primarily attributable to lower professional fees associated with the proposed Tembo business combination and preparation of the Form F-4 registration statement, together with reduced legal and transaction-related activities compared with the prior year.

Financial expenses totaled $144,000 during 2025, compared with $304,000 during 2024, a decrease of $160,000, or 53%. Financial expenses in both periods primarily consisted of interest expense accrued on sponsor loans and promissory notes. The decrease during 2025 was primarily due to the inclusion during 2024 of $246,000 of value consideration associated with the Energi Holding Limited promissory note.

Liquidity and Capital Resources

As of December 31, 2025, we had approximately $51,000 in our operating bank account, and a working capital deficit of $2,965,000.

Our liquidity needs to date have been satisfied through loans from the sponsors and third-party promissory notes to cover certain operating expenses.

As noted above under Recent Developments, on May 19, 2026, we issued an unsecured promissory note to TAG, an unrelated party, with a principal amount of $300,000 (the “Note”). The Note was funded on May 26, 2026.

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

As of June 30 2026, 2026, approximately $130,000 was available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs to complete the business combination with Tembo, we have requested $600,000 of additional loans from several third parties, $300,000 of which was received on May 26, 2026 per a promissory note dated May 19, 2026 with TAG. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Annual Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities.”

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2025, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon an evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Disclosure of Internal Control Weakness – Insufficient Finance Personnel Leading to Lack of Segregation of Duties and Financial Reporting Risks

As part of management’s assessment of internal control over financial reporting as of December 31, 2025, the Company identified a material weakness resulting from an insufficient number of qualified finance and accounting personnel. This staffing shortfall has led to inadequate segregation of duties within key financial processes and has increased the risk of errors or misstatements in the Company’s financial reporting. Management determined that the current finance team lacks the capacity to adequately separate accounting and financial reporting responsibilities. As a result, a limited number of individuals are responsible for multiple functions, reducing opportunities for independent oversight and increasing the risk that material financial misstatements may not be detected in a timely manner.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Certifying Officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Certifying Officers have concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current executive officers and directors are as follows:

Name	Age	Title
Adam Ridgway	51	Chief Executive Officer, Principal Accounting Officer, and Director
Terry Alan Ferris	51	Chairman of the Board and Independent Director

Adam Ridgway has served as a member of our Board since May 16,2024 and has served as our Chief Executive Officer and Principal Accounting Officer since November 26, 2024. He also served as Vice Chairman of the Board. He has over 20 years of experience in media, mobility, and sustainability sectors. He is currently the founder and CEO of One Moto Technologies, an electric vehicle company operating across multiple regions. Mr. Ridgway has extensive expertise in scaling ventures, strategic leadership, and mobility-focused solutions in the Middle East and beyond. He previously held senior leadership roles in media production and sustainable mobility businesses. Mr. Ridgway earned his Master’s degree from the University of Liverpool. We believe Mr. Ridgway is qualified to serve as a member of our Board because of his leadership background, entrepreneurial track record, and deep sector knowledge in transport and sustainability industries.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of two members. Our current sponsor appointed each of our directors and holders of our public shares do not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director terms may only be amended by a special resolution passed by the holders of at least 90% of our shares as, being entitled to do so, vote in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founders shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Director Independence

During the year ended December 31, 2025, two of our three independent directors resigned, one on June 18, 2025 and the other on December 28, 2025. As of December 31, 2025 and May 31, 2026, our Board of Directors consisted of two directors, one of whom is considered independent under the independence standards previously applicable to the Company under Nasdaq listing standards and applicable SEC rules. As a result of these resignations, our Board and certain Board committees no longer satisfy the independence and composition requirements that would otherwise apply to companies listed on Nasdaq. Because our securities are no longer listed on Nasdaq, we are no longer subject to Nasdaq’s corporate governance requirements, including those relating to board and committee independence.

An “independent director” is generally defined as a person who is not an officer or employee of the Company or its subsidiaries and who does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment. Our Board has determined that Mr. Terry Alan Farris qualifies as an independent director under these standards. Prior to the resignation of an independent director on December 28, 2025, both our audit committee and compensation committee were composed entirely of independent directors.

Committees of the Board of Directors

We have two standing committees of the Board of Directors: an audit committee and a compensation committee. From January 1, 2025 through December 28, 2025, each committee was comprised entirely of independent directors. Following the December 28, 2025 resignation of one independent director who served on both committees, the Board consisted of two directors, only one of whom was independent.

We do not maintain a standing nominating committee. The Board of Directors performs the functions that would otherwise be performed by a nominating committee.

Audit Committee

We have established an audit committee of the Board of Directors. Following the resignation of an independent director on December 28, 2025, the audit committee consisted of Mr. Adam Ridgway and Mr. Terry Alan Ferris, who serves as chair of the committee. The Company is no longer subject to Nasdaq listing requirements that require an audit committee comprised solely of independent directors.

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

Compensation Committee

We have established a compensation committee of the Board of Directors. Following the resignation of an independent director on December 28, 2025, the compensation committee consisted of Mr. Adam Ridgway and Mr. Terry Alan Ferris, who serves as chair of the committee. The Company is no longer subject to Nasdaq listing requirements regarding the composition of compensation committees.

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

Nominating Committee

We do not currently maintain a standing nominating committee and are not required to do so under applicable regulations. The Board of Directors performs the functions of a nominating committee. Mr. Adam Ridgway and Mr. Terry Alan Ferris participate in the consideration and recommendation of director nominees.

Prior to our initial business combination, the Board may consider director candidates recommended by shareholders in the event of a vacancy on the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers, and persons who beneficially own more than 10% of our Class A Ordinary Shares to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission (the “SEC”). Such persons are also required to furnish us with copies of all Section 16(a) reports they file.

Based solely upon our review of copies of such reports furnished to us and written representations from certain reporting persons that no other reports were required, we believe that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our directors, executive officers, and greater-than-10% beneficial owners were satisfied on a timely basis.

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

Item 11. Executive Compensation.

None of our current officers or directors, or any of our prior officers and directors, have received any cash compensation for services rendered since inception to December 31, 2024. Our current sponsor has assigned 35,000 founder shares to three directors, two of which resigned during 2025. Additionally, our Chief Executive Officer and director, Mr. Adam Ridgway, has been assigned 70,000 founder shares and is entitled to monthly compensation of $10,000. Mr. Adam Ridgway received $55,000 as cash compensation during the year ended December 31, 2025.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
ARWM Limited(3)	1,784,999	(4)	55.5%
Cactus Healthcare Management LP(5)	632,500	(5)	19.7%

Directors and Executive Officers *
Adam Ridgway(6)	-		-
Terry Alan Farris(7)	-		-
Jeff LeBlanc(8)	-		-
Michael Rainer Preiss(9)	-		-

All officers, directors as a group (four individuals)(7)(8)(9)(10)	<1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cactus Acquisition Corp. 1 Limited, 301 Carnegie Center Drive – Suite 304, Princeton, NJ 08540.
(2)	The percentage of Class A Ordinary Shares outstanding is based upon 3,214,738 Class A Ordinary Shares issued and outstanding as of May 31, 2026. In addition, as of that date, the current sponsor (ARWM) holds 1 outstanding Class B Ordinary Share, which will convert into 1 Class A Ordinary Share on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, the Class B Ordinary Share has the same rights as Class A Ordinary Shares, except that only the Class B Ordinary Share has the right to vote in the election of directors, as described herein. Consequently, we have treated the 1 Class B Ordinary Share as part of the Class A Ordinary Shares solely for the purposes of the presentation of the successor sponsor’s beneficial ownership herein.
(3)	ARWM Ltd, our current sponsor, directly holds our shares that are reported in this row.
(4)	Excludes 3,893,334 Class A Ordinary Shares underlying warrants held, which are not exercisable as of, or within 60 days of, the date of this Information Statement.
(5)	Cactus Healthcare Management LP, our original sponsor, directly holds our shares that are reported in this row. Cactus Healthcare Management LLC serves as the sole general partner of the original sponsor and may therefore be deemed to share voting and investment authority with respect to the shares held thereby. Each of Israel Biotech Fund, Kalistcare Ltd. (an affiliate of Consensus Business Group) and Clal Biotechnology Industries holds an equal 33.33% equity interest in Cactus Healthcare Management LLC. No single individual or group of individuals possesses the ability to control the decisions made by the sole general partner. Excludes 973,333 Class A Ordinary Shares underlying warrants held by the original sponsor, which are not exercisable as of, or within 60 days of, the date of this Information Statement.
(6)	Mr. Adam Ridgway was assigned 70,000 founder shares by the current sponsor and acquired 30,000 founder shares from the current sponsor.
(7)	Mr. Terry Alan Ferris was assigned 35,000 founder shares by the current sponsor.
(8)	Mr. Jeff Leblanc, who resigned as a director on June 18, 2025, was assigned 35,000 founder shares by the current sponsor and acquired 100,000 founder shares from the current sponsor.
(9)	Mr. Rainer Michael Preiss, who resigned December 28, 2025, was assigned 35,000 founder shares by the current sponsor.
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

Equity Compensation Plans

Our CEO, Adam Ridgway, received $55,000 of cash compensation and none of our directors received any cash compensation for services rendered to us during the year ended December 31, 2025.

Our sponsor (ARWM) has assigned to our current independent director and two former directors 35,000 founder shares; and has assigned to our CEO, Mr. Adam Ridgway, 70,000 founder shares. In addition, our successor sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our successor sponsor, which will not be made from the proceeds of our initial public offering held in our trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our successor sponsor, officers, directors or our or their affiliates.

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

Item 13. Certain Relationships and Related Party Transactions / Policies, and Director Independence

Certain Relationships

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

Sponsors

In May 2021, our original sponsor purchased 2,875,000 founders shares for an aggregate purchase price of $25,000, or approximately $0.008 per share. In October 2021, we effected a share dividend of 0.1 shares for each share then outstanding, thereby resulting in 3,162,500 founders shares held by our original sponsor.

Our original sponsor purchased, in a private placement that closed simultaneously with the closing of our initial public offering, 4,866,667 private warrants at a price of $1.50 per warrant ($7,300,000 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our original sponsor is permitted to transfer the private warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our original sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The private warrants will be non-redeemable so long as they are held by our original sponsor or its permitted transferees (except as described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters- Transfers of Founders Shares and Private Warrants”). The private warrants may be exercised by the original sponsor or its permitted transferees for cash. Other than as described above in this paragraph, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the initial public offering units (including, that they are not exercisable on a cashless basis).

On February 9, 2024, we entered into the sponsor purchase agreement pursuant to which, on February 23, 2024, our original sponsor transferred to our successor sponsor (EVGI) (a) an aggregate of 2,530,000 founders’ shares, consisting of 2,529,999 Class A ordinary shares and 1 Class B ordinary share and (b) 3,893,334 private warrants. The transferred securities collectively constituted 80% of our securities owned by our original sponsor prior to the sponsor transfer. The original sponsor has retained 632,500 Class A Ordinary Shares and 973,333 Private Warrants.

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed by our second sponsor (EVGI) and ARWM Pte Limited (ARWM”), our third sponsor, pursuant to which, on May 16, 2024, EVGI transferred to ARWM 100% of the Cactus securities owned by EVGI.

Sponsor promissory notes

On January 30, 2024, we issued a convertible promissory note to our first Sponsor under which we could borrow up to a $330,000 principal amount (the “Payee”). On January 31, 2024, we requested of the first Sponsor that $290,000 of the $330,000 promissory note be funded. The requested amount of $290,000 was received by us on February 5, 2024.

On February 23, 2024, as part of closing of the Second Sponsor Alliance, the promissory notes issued by us to the first Sponsor, consisting of promissory notes (x) dated March 16, 2022, in a principal amount of $450,000, (y) dated November 8, 2023, in a principal funded amount of $120,000, and (z) dated January 30, 2023, in a principal funded amount of $290,000, were waived by the Sponsor. This $860,000 adjustment was reflected in the changes in shareholders’ equity (capital deficiency) section of our 2024 financial statements.

On May 17, 2024, we issued an unsecured promissory note to our third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants to purchase common stock at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with our initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”). On March 2025, the parties signed an agreement to increase the maximum principal amount to $900,000.

We signed a Note extension with the Lender on November 1, 2024 to extend the Maturity Date from November 1, 2024 to June 30, 2025, and on July 29, 2025, to extend the Maturity Date to June 30, 2027. All other terms of the Note remain unchanged by the Note extension.

The balance due the Lender as of December 31, 2025 was $855,000, which consisted of $758,000 of advances under the Note plus $97,000 of accrued interest. If we do not consummate an Initial Business Combination by the Maturity Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

Related Party Transactions / Policies

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

Our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our successor sponsor, officers or directors, or our or any of their affiliates.

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

Director Independence

During the year ended December 31, 2025, two of our three independent directors resigned, one on June 18, 2025 and the other on December 28, 2025. As of December 31, 2025 and May 31, 2026, our Board of Directors consisted of two directors, one of whom is considered independent under the independence standards previously applicable to the Company under Nasdaq listing standards and applicable SEC rules. As a result of these resignations, our Board and certain Board committees no longer satisfy the independence and composition requirements that would otherwise apply to companies listed on Nasdaq. Because our securities are no longer listed on Nasdaq, we are no longer subject to Nasdaq’s corporate governance requirements, including those relating to board and committee independence.

An “independent director” is generally defined as a person who is not an officer or employee of the Company or its subsidiaries and who does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment. Our Board has determined that Mr. Terry Alan Farris qualifies as an independent director under these standards. Prior to the resignation of an independent director on December 28, 2025, both our audit committee and compensation committee were composed entirely of independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements, including with respect to our IPO process that was completed in November 2021. Audit fees were $88,000 and $94,000 for the years ended December 31, 2025 and December 31, 2024, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did remit $45,000 to PwC in June 2026 for services related to our Form F-4 registration statement submission to the U.S. Securities and Exchange Commission on December 29, 2025, in connection with the planned business combination with Tembo our F-4 filing with the SEC. We did not pay PwC Israel any audit-related fees for the years ended December 31, 2025 and December 31, 2024, respectively.

Tax Fees. We did not pay PwC Israel any tax fees for the years ended December 31, 2025 and December 31, 2024, respectively.

All Other Fees. We did not pay PwC Israel for other services for the years ended December 31, 2025 and December 31, 2024, respectively.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the following Exhibit Index:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 28, 2021, by and among the Registrant, Moelis & Company LLC and Oppenheimer & Co. Inc. (1)

2.1	Business Combination Agreement, dated as of August 29, 2024, by and among Cactus Acquisition Corp. 1 Limited, Vivopower International PLC, Tembo e-LV B.V., Tembo Group B.V., and Tembo EUV Investment Corporation Limited. (35)

3.1	Amended and Restated Memorandum and Articles of Association (2)

3.1.2	Amendments to Articles 49.7 and 49.8 of the Amended and Restated Memorandum and Articles of Association of the Company (3)

3.1.3	Amendments to Articles 17.2 through 17.6 of the Amended and Restated Memorandum and Articles of Association of the Company (4)

3.1.4	Amendment to Article 49.10 of the Amended and Restated Memorandum and Articles of Association of the Company (5)

3.1.5	Amendments to Articles 49.7 and 49.8 of the Amended and Restated Memorandum and Articles of Association of the Company (6)

3.1.6	Amendment to the Amended and Restated Memorandum and Articles of Association (40)

3.1.7	Amendment to the Amended and Restated Memorandum and Articles of Association (43)

4.1	Specimen Unit Certificate (7)

4.2	Specimen Class A Ordinary Share Certificate (8)

4.3	Specimen Warrant Certificate (9)

4.4	Warrant Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (10)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (41)

10.1	Promissory Note, executed on May 14, 2021, issued by the Registrant to Cactus Healthcare Management LP (11)

10.1.2	Amendment No. 1 to Promissory Note dated May 14, 2021, executed on September 30, 2021, by and between the Registrant and Cactus Healthcare Management LP (12)

Exhibit No.	Description

10.2	Letter Agreement, dated October 28, 2021, by and among the Registrant, its officers and directors and Cactus Healthcare Management LP (13)

10.3	Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (14)

10.3.2	Amendment to Investment Management Trust Agreement, dated as of April 20, 2023 (15)

10.3.3	Amendment to Investment Management Trust Agreement, dated as of November 2, 2023 (16)

10.4	Registration Rights Agreement, dated November 2, 2021, by and between the Registrant and certain security holders (17)

10.5	Share Purchase Agreement, dated May 14, 2021, between the Registrant and Cactus Healthcare Management LP (18)

10.6	Private Warrants Purchase Agreement, dated November 2, 2021, by and between the Registrant and Cactus Healthcare Management LP (19)

10.7	Form of Indemnity Agreement entered into by the Registrant with each of its executive officers and directors on November 2, 2021 (20)

10.8	Promissory Note, dated March 16, 2022, issued by the Registrant to Cactus Healthcare Management LP (21)

10.9	Form of Non-Redemption Agreement (22)

10.10	Promissory Note, dated November 8, 2023, issued by the Registrant to Cactus Healthcare Management LP (23)

10.11	Promissory Note, dated January 30, 2024, issue by the Registrant to Cactus Healthcare Management LP (42)

10.12	Sponsor Securities Purchase Agreement, dated February 9, 2024, by and among the Company, the Sponsor and Purchaser (24)

10.13	Notice of Assignment of Rights Under, and Joinder, dated February 15, 2024, by and among the Company, the Sponsor and the Purchaser, with respect to the Registration Rights Agreement, dated November 2, 2021 (25)

10.14	Waiver, dated February 15, 2024, granted by the Company to the Sponsor under the Letter Agreement dated October 28, 2021 (26)

10.15	Deferred Underwriting Fee Waiver granted by underwriter of the Company’s initial public offering (27)

10.16	Administrative Services Agreement, dated May 21, 2021, between the Company and Cactus Healthcare Management L.P. (28)

10.17	Note Termination Agreement, dated February 15, 2024, by and between the Company and the Sponsor (29)

10.18	Termination of Administrative Support Services Agreement, dated February 15, 2024, by and between the Company and the Sponsor (30)

10.19	Promissory Note, dated March 25, 2024, issued by the Registrant to Energi Holding Limited (31)

10.20	Sponsor Securities Purchase Agreement, dated April 29, 2024, by and among the Company, the Sponsor and Purchaser (32)

10.21	Notice of Assignment of Rights Under, and Joinder, dated May 16, 2024, by and among the Company, the Sponsor and the Purchaser, with respect to the Registration Rights Agreement, dated November 2, 2021 (33)

10.22	Promissory Note, dated May 17, 2024, issued by the Registrant to ARWM Inc Pte. Ltd (34)

10.23	Company Shareholder and Investor Support Agreement, dated as of August 29, 2024, by and among VivoPower International PLC, TAG INTL DMCC, Tembo e-LV B.V., Tembo Group B.V., Tembo EUV Investment Corporation Limited, and Cactus Acquisition Corp. 1 Limited. (36)

10.24	Investor Support Agreement, dated as of August 29, 2024, by and among Cactus Acquisition Corp. 1 Limited, Tembo Group B.V., Tembo e-LV B.V., VivoPower International PLC and certain investors and shareholders of Cactus Acquisition Corp. 1 Limited. (37)

10.25	Form of Lock-up Agreement (38)

10.26	Form of Non-Redemption Agreement, dated October 29, 2024. (39)

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(2)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(4)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(5)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2023
(6)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023
(7)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(8)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 28, 2021
(9)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 28, 2021
(10)	Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(11)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 28, 2021
(12)	Incorporated herein by reference to Exhibit 10.1.2 of the Registrant’s Registrant Statement on Form S-1/A (Registration No. 333-258042) filed with the SEC on October 7, 2021
(13)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(14)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(15)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2023
(16)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2023

(17)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(18)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 28, 2021
(19)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
(20)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-258042) filed with the SEC on July 28, 2021
(21)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022
(22)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2023
(23)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 14, 2023
(24)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(25)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(26)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(27)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(28)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC November 3, 2021
(29)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(30)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024
(31)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2024
(32)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024
(33)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2024
(34)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2024
(35)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(36)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(37)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(38)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024
(39)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2024
(40)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2024
(41)	Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2024
(42)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2024
(43)	Incorporated herein by reference to Exhibit 3.1 Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

CACTUS ACQUISITION CORP. 1 LIMITED

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Cactus Acquisition Corp. 1 Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cactus Acquisition Corp. 1 Limited (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in capital deficiency and cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has until November 2, 2026 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that it will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

July 29, 2026

We have served as the Company’s auditor since 2021.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 50005 Tel-Aviv 6150001, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

CACTUS ACQUISITION CORP. 1 LIMITED

BALANCE SHEETS

		December 31
	Note	2025	2024
		U.S. Dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents		51	8
Prepaid expenses		22	196
TOTAL CURRENT ASSETS		73	204

NON-CURRENT ASSETS:
Cash held in trust account	1c	641	8,980
TOTAL ASSETS		714	9,184

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Related party		12	12
Sponsor loan (Related party)	6	855	689
Promissory notes	7	1,119	632
Accrued expenses and other liabilities		1,052	940
TOTAL CURRENT LIABILITIES		3,038	2,273

COMMITMENTS AND CONTINGENCIES	8

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 52,239 shares at December 31, 2025, at a redemption value of $12.27 and 763,572 shares at December 31, 2024, at a redemption value of $11.76 per share	2f	641	8,980

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at December 31, 2025 and December 31, 2024		-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at December 31, 2025 and December 31, 2024		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid-in capital		-	285
Accumulated deficit		(2,965)	(2,354)
TOTAL CAPITAL DEFICIENCY		(2,965)	(2,069)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		714	9,184

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENTS OF OPERATIONS

	Year ended December 31
	2025	2024
	U.S. Dollars in thousands
	Except per share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	337	1,016
OPERATING EXPENSES	(753)	(2,024)
FINANCIAL EXPENSES	(143)	(304)
NET (LOSS) FOR THE YEAR	(559)	(1,312)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	674,655	1,724,047
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE, see Note 5	0.78	0.39

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500
BASIC AND DILUTED EARNINGS (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES, see Note 5	(0.34)	0.88

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2024	3,162,499	*	1	*	-	(5,470)	(5,470)
CHANGES DURING 2024:
Sponsor loan waiver					860		860
Valuation of promissory note					246		246
Sponsor surrender of 125,000 founder shares					277		277
Sponsor assignment of stock based compensation					387		387
Accretion of Class A common stock subject to redemption amount					(1,485)		(1,485)
Underwriters’ deferred compensation waiver						4,428	4,428
Net loss for the year						(1,312)	(1,312)
BALANCE AT DECEMBER 31, 2024	3,162,499	*	1	*	285	(2,354)	(2,069)
CHANGES DURING 2025:
Accretion of Class A common stock subject to redemption amount					(632)	(52)	(684)
Sponsor surrender of 150,000 founder shares					347		347
Net loss for the year						(559)	(559)
BALANCE AT DECEMBER 31, 2025	3,162,499	*	1	*	-	(2,965)	(2,965)

The accompanying notes are an integral part of these financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

STATEMENT OF CASH FLOWS

	Year ended December 31
	2025	2024
	U.S. Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	(559)	(1,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Financial expenses	143	304
Changes in operating assets and liabilities:
Stock based compensation	-	387
Decrease (increase) in prepaid expenses	174	(196)
Increase in accrued expenses	112	402
Net cash (used in), operating activities	(130)	(415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Class A Ordinary shares	(8,676)	(13,389)
Proceeds from sponsor loan	95	953
Proceeds from promissory note	415	600
Net cash (used in), financing activities	(8,166)	(11,836)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,296)	(12,251)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	8,988	21,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	692	8,988

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	51	8
Cash held in trust account	641	8,980
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	692	8,988

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Sponsor Loan Waiver	-	860
Sponsor inducement for issuing the promissory note	-	246
Underwriters’ deferred compensation waiver	-	4,428

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

The Company may pursue a business combination target in any business or industry and across any geographical region, however the current focus of its search is on companies in the energy renewables sector.

The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from inception through December 31, 2025, relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

See Note 6 Related Party Transactions regarding Promissory Notes and Third Sponsor Alliance for additional information.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

d.	Business Combination / Extension Amendments

Business Combination

On April 2, 2024, the Company entered into a non-binding heads of agreement with Tembo e-LV B.V. (Tembo), a private company incorporated under the laws of the Netherlands and subsidiary of VivoPower. On August 29, 2024, the Company and Tembo signed a Business Combination Agreement. The parties are advancing activities towards consummating the proposed business combination transaction.

The Company confidentially submitted a Form F-4 registration statement to the U.S. Securities and Exchange Commission (SEC) on December 29, 2025, in connection with its proposed business combination with Tembo. The Company received a comment letter from the SEC in March 2026 and is in the process of finalizing its responses and updating the registration statement. Management is targeting confidential resubmission of the amended Form F-4 during the second half of 2026 and continues to work toward completing the proposed business combination prior to the Company’s mandatory liquidation date of November 2, 2026. Completion of the proposed business combination remains subject to SEC review, shareholder approvals, regulatory requirements, and the satisfaction of customary closing items.

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

Extension Amendments

Third extension

On November 1, 2024, the Company held an extraordinary general meeting (the “Third Extension Meeting), at which the Company’s shareholders voted to approve the Third Extension, which extended the mandatory liquidation date from November 2, 2024 to November 2, 2025. A total of 1,148,799 Class A ordinary shares were redeemed in connection with the Third Extension, resulting in 3,926,071 Class A ordinary shares outstanding, consisting of 763,572 publicly-held Class A ordinary shares and 3,162,499 non-redeemable founders shares. Accordingly, on November 13, 2024, $13,389,826 was distributed from the Trust Account to the shareholders who redeemed their shares

Pursuant to the October 29, 2024 non-redemption agreement (NRA) between the Company, ARWM Inc Pte. Ltd. (the Company’s current Sponsor), and the Non-Redeeming Shareholder, as it related to the Third Extension, the Sponsor agreed to transfer an aggregate of 125,000 founder shares of the Company held by it to the Non-Redeeming Shareholder immediately following, and subject to, consummation of an initial business combination. The 125,000 Class A shares due to the Non-Redeeming Shareholder has an implied value of $2.22 per share, or an aggregate of $277,000. The $277,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement date of $11.06 and assigning a probability of acquisition of 20%. This $277,000 value consideration is reflected in the shareholders equity section of the financial statements for the year ended December 31, 2024.

Further, since a business combination did not close by May 2, 2025, the Sponsor is obligated to transfer to the non-redeeming shareholder, an additional 25,000 founder shares held by it per month beginning on May 3, 2025 and ending on October 2, 2025 (up to 150,000 founder shares). The 150,000 Class A shares due to the Non-Redeeming Shareholder has an implied value of $2.31 per share, or an aggregate value of $347,000. The $347,000 value was determined based on a market approach methodology with a probability of acquisition assessment, using a stock price at the measurement dates, and assigning a probability of acquisition of 20%. This $347,000 value consideration is reflected in the shareholders equity section of the financial statements for the year ended December 31, 2025.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

Fourth extension

On October 31, 2025, the Company held an extraordinary general meeting (the “Fourth Extension Meeting), at which the Company’s shareholders voted to approve the Fourth Extension, which extended the mandatory liquidation date from November 2, 2025 to November 2, 2026. A total of 711,333 Class A ordinary shares were redeemed in connection with the Fourth Extension, resulting in 3,214,738 Class A ordinary shares outstanding, consisting of 52,239 publicly-held Class A ordinary shares and 3,162,499 non-redeemable founders shares. Accordingly, on November 21, 2025, $8,676,000 was distributed from the Trust Account to the shareholders who redeemed their shares.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

On October 31, 2025, the Company extended the date by which the Company has to consummate an Initial Business Combination from November 2, 2025 to November 2, 2026 (the “Mandatory Liquidation Date”). If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date.

However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, or that the Company will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

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

Trading in the Company’s securities on NASDAQ was suspended at the opening of business on November 5, 2024 and trading of the Company’s securities on the OTC market commenced on November 6, 2024, under the symbol CCTSF. Upon completion of the Business Combination, Cactus and Tembo intend to apply for up-listing on the Nasdaq Stock Market.

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

As of December 31, 2025, the Company held deposits of $641,000 in a Blackrock treasury money market trust account. The Company included the balance in the trust account in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows as a restricted cash equivalent. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

e.	Accrued expenses

The Company accounts for all incurred expenses which have yet to be paid as accrued expenses.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Redeemable Class A Ordinary Shares

As discussed in Note 1, all of the 12,650,000 Class A ordinary shares of $0.0001 par value each, sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated articles of association provide that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,000.

Accordingly, on December 31, 2025 and 2024, 52,239 and 763,572, respectively, Class A ordinary shares included in the Units were classified outside of permanent equity at their redemption value of $12.27 and $11.76 per share, respectively.

Redeemable Shares of Class A Common Stock
U.S. dollars in thousands
Class A common stock subject to possible redemption, as of January 1, 2024	21,161
Plus:
Accretion of carrying value to redemption value	1,208
Less:
Redemption of Class A Ordinary Shares	(13,389)
Class A common stock subject to possible redemption, as of December 31, 2024	8,980
Plus:
Accretion of carrying value to redemption value	337
Less:
Redemption of Class A Ordinary Shares	(8,676)
Class A common stock subject to possible redemption, as of December 31, 2025	641

g.	Warrants

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Stock based compensation

The Company expenses the fair value of stock awards granted or assigned to employees and non-employees for services. Compensation costs for stock awards with immediate vesting are recognized immediately in the income statement based on the fair value of the award.

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

The Company follows the guidance on accounting for uncertainty in income taxes in accordance with U.S. GAAP. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position; otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 became effective for annual periods beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 and the standard did not have a significant impact on our financial statements (See also Note 8).

The application of the standard did not result in additional disclosures as the Company residence is in Cayman Islands.

l.	Net Earnings (Loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is computed by dividing net earnings (loss) attributable to holders of ordinary shares of the Company, by the weighted average number of ordinary shares outstanding for the reporting period.

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering on December 31, 2022 the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500,000 in the Public. See Note 3 above for further information regarding those share issuances.

Class B ordinary shares

As of December 31, 2025 and 2024, there was one ordinary Class B share outstanding.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of December 31, 2025 and 2024, the Company has no Preference shares issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 – EARNINGS PER SHARE:

a.	Basic

As of December 31, 2025 and 2024, the Company had two classes of ordinary shares, Class A ordinary shares subject to possible redemption and non-redeemable Class A and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

	Year ended December 31
	2025	2024
	U.S. dollars in thousands (except share data)
Net loss for the year	(559)	(1,312)
Add - interest earned on marketable securities held in trust account	(337)	(1,016)
Net loss excluding interest	(896)	(2,328)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(157)	(821)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	684	1,485
	527	664
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	674,655	1,724,047
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.78	0.39

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(739)	(1,506)
Sponsor Loan Waiver	-	335
Accretion (Including the Sponsor’s Surrender of Shares)	(347)	(468)
Underwriters’ deferred compensation waiver	-	4,428
	(1,086)	2,789
Denominator:
Weighted average of non-redeemable Class A shares and Class B ordinary share outstanding	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary share:	(0.34)	0.88

b.	Diluted

As of December 31, 2025 and 2024, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

On May 16, 2024, the parties completed the closing related to the and as part of the closing of the Third Sponsor Alliance, the Company introduced a change in management and the board of directors of the Company.

Post the May 16, 2024 closing, ARWM transferred or sold 575,000 of its sponsor shares (see Note 10 regarding stock based compensation). As of December 31, 2025, ARWM owned 1,784,999 Class A ordinary shares, representing 56.4% of the outstanding Class A Ordinary Shares and 1 Class B ordinary share, representing 100% of the outstanding Class B Ordinary Shares.

Promissory Notes – First and Second Sponsors

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

On February 23, 2024, as part of closing of the Second Sponsor Alliance, the promissory notes issued by the Company to the first Sponsor, consisting of promissory notes (a) dated March 16, 2022, in a principal amount of $450,000, (b) dated November 8, 2023, in a principal funded amount of $120,000, and (c) dated January 30, 2023, in a principal funded amount of $290,000, were waived by the Sponsor. This $860,000 adjustment was reflected in the changes in capital deficiency section of the Company’s 2024 financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued):

Promissory Notes – Third Sponsor (ARWM)

On May 17, 2024, the Company issued an unsecured promissory note to the Company’s third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) the Maturity Date (including extensions), (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company. The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase common stock of the Company at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with Company’s initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”). On March 2025, the parties signed an agreement to increase the maximum principal amount to $900,000.

The Company and the Lender signed a Note extension on November 1, 2024 to extend the Maturity Date from November 1, 2024 to June 30, 2025, and on July 29, 2025 to extend the Maturity Date to June 30, 2026, and on July 7, 2026 the parties agreed to extend the maturity date of the Note to the earlier of (i) the closing of the Company’s initial business combination or (ii) June 30, 2027. All other terms of the Note remain unchanged by the Note extension.

The Lender advanced $95,000 during the year ended December 31, 2025. The balance due the Lender as of December 31, 2025 was $855,000 (reflected as Sponsor loan on the balance sheet), which consisted of $758,000 of advances under the Note plus $97,000 of accrued interest. If the Company does not consummate an Initial Business Combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 – PROMISSORY NOTES – UNRELATED PARTY:

Energi Holding Limited

On March 25, 2024, the Company issued an unsecured promissory note to Energi Holding Limited (“Energi”), an unrelated party, with a principal amount up to $600,000 (the “Note”). The Note is repayable in full upon the earlier of (a) November 1, 2024, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company (such earlier date, the “Maturity Date”). The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum, are payable on the Maturity Date. On March 25, 2024, Energi advanced $600,000 to the Company under the Note.

The Company and Energi signed a Note extension to extend the Maturity Date from November 1, 2024 to November 2, 2025, and subsequently signed a Note extension to November 2, 2026. All other terms of the Note remain unchanged by the Note extension.

The balance due Energi as of December 31, 2025 was $690,000, which consisted of $600,000 of advances under the Notes plus $90,000 of accrued interest.

Hali International Limited

On July 17, 2025, the Company issued an unsecured promissory note to Hali International Limited (“Hali”), an unrelated party, with a principal amount of $200,000, and on October 15, 2025, the Company issued an additional unsecured promissory note to Hali with a principal amount of $150,000 (the “Notes”). The Notes, which bear interest at 12% per annum, are repayable in full on or prior to October 14, 2026 (the “Maturity Date”), as determined by the Company.

The balance due Hali as of December 31, 2025 was $364,000, which consisted of $350,000 of advances under the Notes plus $14,000 of accrued interest.

VivoPower

On December 23, 2025, the Company issued an unsecured promissory note to VivoPower, the parent company of Tembo (see Note 1-d Business Combination), and an unrelated party, with a principal amount of $65,000 (the “Note”). The Note, which bears interest at 10% per annum, is repayable in full on or prior to October 14, 2026 (the “Maturity Date”), as determined by the Company.

The balance due VivoPower as of December 31, 2025 was $65,000, representing advances under the Note.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Under the Underwriting Agreement, the Company was obligated to pay an additional fee (the “Deferred Underwriting Compensation”) of 3.5% ($4,428,000) of the gross proceeds of the Public Offering, payable upon the Company’s completion of the Initial Business Combination. The Underwriting Compensation was recorded as a deferred liability on the balance sheet as of December 31, 2023.

In connection with the closing of the Sponsor Alliance on February 23, 2024 (see Note 6), the Company obtained a waiver with respect to the underwriters’ payment of the deferred underwriting compensation additional fee. This $4,428,000 adjustment was reflected in the changes in capital deficiency section of the Company’s 2024 financial statements.

NOTE 9 – FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 2d), which amounted to $337,000 and $1,016,000 for the years ended December 31, 2025 and 2024, respectively.

Financial expenses amounted to $144,000 for the year ended December 31, 2025, consisting of $71,000 on the Sponsor loan (see Note 6) and $73,000 on the Promissory notes (see Note 7), and $304,000 for the year ended December 31, 2024, consisting of $26,000 on the Sponsor loan (see Note 6) and $278,000 on the Promissory notes (see Note 7).

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

There were no stock awards assigned for the year ended December 31, 2025.

NOTE 11 - SUBSEQUENT EVENT

Promissory Note

On May 19, 2026, the Company issued an unsecured promissory note to TAG INTL DMCC, an unrelated party, with a principal amount of $300,000 (the “Note”). The Note, which was funded on May 26, 2026, and bears interest at 12% per annum, is repayable in full on or prior to May 19, 2027, as determined by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2026.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Accounting Officer, and Director	July 29, 2026
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	July 29, 2026
Terry Alan Farris

67