Form 10-Q
period 2026-03-31
Cactus Acquisition Corp. 1 Ltd
filed 2026-08-28
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

As of July 31,2026, 3,926,061 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

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

PART I

Item 1. Financial Statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026, AND FOR THE THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		March 31,	December 31,
	Note	2026	2025
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		15	51
Prepaid expenses		15	22
TOTAL CURRENT ASSETS		30	73

NON-CURRENT ASSETS:
Cash held in trust account	1c	647	641
TOTAL ASSETS		677	714

Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		1,146	1,064
Sponsor Loan	6	875	855
Promissory Notes	7	1,148	1,119
TOTAL CURRENT LIABILITIES		3,169	3,038

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 52,239 shares at March 31, 2026 and December 31, 2025, at a redemption value of $12.37 per share and $12.27 per share, respectively		647	641

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively		*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at March 31, 2026 and December 31, 2025, respectively		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued/outstanding		-	-
Additional paid in capital		-	-
Accumulated deficit		(3,139)	(2,965)
TOTAL CAPITAL DEFICIENCY		(3,139)	(2,965)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND (CAPITAL DEFICIENCY)		677	714

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	Note	2026	2025
		U.S. Dollars in thousands
		Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT		6	95
OPERATING EXPENSES		(127)	(143)
FINANCIAL EXPENSES		(47)	(30)
NET LOSS FOR THE PERIOD		(168)	(78)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION		52,239	763,592
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE	5	0.06	0.08

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING		3,162,500	3,162,500
BASIC AND DILUTED (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	5	(0.05)	(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)
BALANCE AT DECEMBER 31, 2025	3,162,499	*	1	*	-	(2,965)	(2,965)
Accretion of Class A common stock subject to redemption amount as of March 31, 2026						(6)	(6)
Net loss for the period						(168)	(168)
BALANCE AT MARCH 31, 2026	3,162,499	*	1	*	-	(3,139)	(3,139)

BALANCE AT DECEMBER 31, 2024	3,162,499	*	1	*	285	(2,354)	(2,069)
Accretion of Class A common stock subject to redemption amount as of March 31, 2025					(95)		(95)
Net loss for the period						(78)	(78)
BALANCE AT MARCH 31, 2025	3,162,499	*	1	*	190	(2,432)	(2,242)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2026	2025
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(168)	(78)
Adjustments to reconcile net loss to net cash used in operating activities:
Financial expenses	49	30
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7	70
Increase in accrued expenses	82	11
Net cash provided by (used in) operating activities	(30)	33

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sponsor loan	–	75
Net cash provided by financing activities	–	75

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	(30)	108
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	692	8,988
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	662	9,096

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	15	21
Cash held in trust account	647	9,075
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	662	9,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

a.	Organization and General

Cactus Acquisition Corp. 1 Limited (hereafter – the Company) is a blank check company, incorporated on April 19, 2021, as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (hereafter – the Business Combination).

The Company may pursue a business combination target in any business or industry and across any geographical region, however, the current focus of its search is on companies in the energy renewables sector.

The Company is an early stage and an emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from inception through March 31, 2026, relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

Trading of the Company’s securities on the OTC market commenced on November 6, 2024, under the symbol CCTSF. Subject to completing a business combination, the combined company intends to apply for up-listing on the Nasdaq Stock Market in connection with the completion of the business combination.

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

See the Company’s 2025 Annual Report for additional information and Note 6 Related Party Transactions with respect to Promissory Notes.

c.	The Trust Account

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. Unless and until the Company completes an initial business combination, funds held in the Trust Account are not available to fund the Company’s operating, administrative or transaction-related expenses. In the event the Company does not complete an initial business combination and is required to liquidate, up to $100,000 of interest earned on the Trust Account may also be used to pay dissolution expenses. All other expenses prior to completion of an initial business combination are required to be funded from amounts held outside the Trust Account or other available sources of working capital.

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

Extension Amendment

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

Certain disclosures included in the financial statements as of, and for the year ended, December 31, 2025, have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements.

The accounting policies applied in the preparation of the unaudited condensed financial statements are consistent with those applied in the preparation of the annual financial statements as of December 31, 2025.

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

Class B ordinary shares

The Company is authorized to issue up to 50,000,000 Class B ordinary shares of $0.0001 par value each. On May 14, 2021 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25,000 to the Sponsor. In October 2021, the Company effected a stock share dividend of 0.1 shares for each founder share outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by the Sponsor and the Company’s directors.

Class B ordinary shares are convertible into Class A ordinary shares, on a one-to-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the business combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial business combination.

On October 24, 2023, the Sponsor converted 3,162,499 of the 3,162,500 non-redeemable founders shares from Class B ordinary shares to Class A ordinary shares, leaving only one Class B ordinary share outstanding.

b.	Preference shares

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of March 31, 2026 and 2025, the Company has no Preference shares issued and outstanding.

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of March 31, 2026 and 2025, the Company had two classes of ordinary shares, Class A ordinary shares Subject to possible redemption and Class B ordinary shares. In order to determine the net loss attributable to each class, the Company first considered the total earnings (loss) allocable to both sets of shares. This is calculated using the total earnings (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to possible redemption.

	Three months ended March 31
	2026	2025
	U.S. dollars in thousands (except share data)
Net loss for the period	(168)	(78)
Add - interest earned on marketable securities held in trust account	(6)	(95)
Net loss excluding interest	(174)	(173)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(3)	(34)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	6	95
	3	61
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	52,239	763,592
Basic and diluted earnings per Class A ordinary share subject to possible redemption	0.06	0.08

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(171)	(139)
	(171)	(139)
Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500
Basic and diluted (loss) per non-redeemable Class A and Class B ordinary share	(0.05)	(0.04)

b.	Diluted

As of March 31, 2026, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS:

Third Sponsor Alliance

On April 29, 2024, a subsequent sponsor securities purchase agreement was executed between EVGI, the Company’s second sponsor, and ARWM Pte Limited (“ARWM”), the Company’s third sponsor, pursuant to which, EVGI agreed to transfer to ARWM on the closing (a) an aggregate of 2,360,000 founders’ shares, consisting of 2,359,999 Class A ordinary shares of the Company and 1 Class B ordinary share of the Company (“Class B Ordinary Share”), or 100% of the outstanding Class B Ordinary Shares and (b) 3,893,334 private placement warrants (“Private Warrants”) that had been purchased by the first Sponsor concurrently with the Company’s IPO.

On May 16, 2024, the parties completed the closing related to the and as part of the closing of the Third Sponsor Alliance, the Company introduced a change in management and the board of directors of the Company.

Promissory Notes – Third Sponsor (ARWM)

On May 17, 2024, the Company issued an unsecured promissory note to the Company’s third sponsor, ARWM Inc Pte. Ltd. (the “Lender”) with a principal amount up to $500,000 (the “Note”). The Note is repayable in full upon the earlier of (a) the Maturity Date (including extensions, (b) the date of the consummation of the Company’s initial business combination or (c) the date of the liquidation of the Company. The Note bears no interest, however, an establishment fee, a line fee and an exit fee totaling in aggregate 9.0% per annum are payable on the Maturity Date. At the option of Lender, at any time on or prior to the Maturity Date, any unpaid principal amount outstanding under this Note may be converted into whole warrants of the Company to purchase common stock of the Company at a conversion price equal to $1.00 per Warrant. If Lender elects such conversion, the terms of such Warrants shall be identical, with the exception of the exercise price, to the warrants issued in connection with Company’s initial public offering that closed on November 02, 2021 (the “Private Placement Warrants”). In March 2025, the parties signed an agreement to increase the maximum principal amount of the Note to $900,000.

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

The balance due to the Lender as of March 31, 2026 was $875,000 (reflected as Sponsor loan on the balance sheet), which consisted of $758,000 of advances under the Note plus $116,000 of accrued interest. If the Company does not consummate an Initial Business Combination by the Maturity Date the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

The balance due Energi as of March 31, 2026 was $706,000, which consisted of $600,000 of advances under the Notes plus $106,000 of accrued interest.

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

The balance due Hali as of March 31, 2026 was $375,000, which consisted of $350,000 of advances under the Notes plus $25,000 of accrued interest.

VivoPower

On December 23, 2025, the Company issued an unsecured promissory note to VivoPower, the parent company of Tembo (see Note 1-d Business Combination), and an unrelated party, with a principal amount of $65,000 (the “Note”). The Note, which bears interest at 10% per annum, is repayable in full on or prior to October 14, 2026 (the “Maturity Date”), as determined by the Company.

The balance due VivoPower as of March 31, 2026 was $67,000, representing advances under the Note plus $2,000 of accrued interest.

NOTE 8 – FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 1c), which amounted to $6,000 and $95,000 for the three months ended March 31, 2026 and 2025, respectively.

Financial expenses amounted to $47,000 for the three months ended March 31, 2026, consisting of $19,000 on the Sponsor loan (see Note 6) and $28,000 on the Promissory notes (see Note 7), and $30,000 for the three months ended March 31, 2025, consisting of $16,000 on the Sponsor loan (see Note 6) and $14,000 on the Promissory notes (see Note 7).

NOTE 9 - SUBSEQUENT EVENT

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

As indicated in the accompanying financial statements, at March 31, 2026 we had $15,000 of cash and $3,139,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Delisting from Nasdaq

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

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2026 date of our unaudited financial statements contained in this Quarterly Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Quarter Ended March 31, 2026 Compared with the Quarter Ended March 31, 2025

For the quarter ended March 31, 2026, we reported a net loss of $168,000, compared with a net loss of $78,000 for the quarter ended March 31, 2025. The increase of $90,000 was primarily attributable to reduced interest income earned on investments held in the Trust Account.

Interest income on investments held in the Trust Account totaled $6,000 during 2026, compared with $95,000 during 2025. The decrease of $89,000 was primarily attributable to a significant reduction in funds held in the Trust Account following shareholder redemptions approved in connection with extension meetings held during late 2024 and late 2025.

Operating expenses were $127,000 during 2026, compared with $143,000 during 2025, a decrease of $16,000. The decrease was primarily attributable to lower professional fees associated with the proposed Tembo business combination transaction.

Financial expenses totaled $47,000 during 2026, compared with $30,000 during 2025, an increase of $17,000. Financial expenses in both periods primarily consisted of interest expense accrued on sponsor loans and promissory notes. The increase during 2026 was primarily due to the receipt of additional funding on the promissory notes.

Liquidity and Capital Resources

As of March 31, 2026, we had approximately $15,000 in our operating bank account, and a working capital deficit of $3,139,000.

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

As of June 30 2026, approximately $130,000 was available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs to complete the business combination with Tembo, we have requested $600,000 of additional loans from several third parties, $300,000 of which was received on May 26, 2026 per a promissory note dated May 19, 2026 with TAG. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2025 Annual Report.

Moreover, given the significant percentage of our public shareholders that have elected to redeem their shares in connection with our first extension meeting, our second extension meeting, our third extension meeting, our fourth extension meeting, and our article amendment meeting, and that may elect to redeem at a meeting to approve a business combination, thereby reducing our cash resources, we likely will need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us on terms acceptable to us or at all. Subject to compliance with applicable securities laws, we would only raise financing by issuing additional securities simultaneously with the completion of our business combination. We cannot assure you that our plans for that financing or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

None.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds from our initial public offering and the sale of the private warrants held in the trust account, after reduction for payments made for the redemption of a portion of the public shares in connection with the first extension meeting, conversion amendment meeting, second extension meeting, third extension meeting, and fourth extension meeting, are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weakness in our internal control resulting from an insufficient number of qualified finance and accounting personnel. This staffing shortfall has led to inadequate segregation of duties within key financial processes and has increased the risk of errors or misstatements in the Company’s financial reporting. Management determined that the current finance team lacks the capacity to adequately separate accounting and financial reporting responsibilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, Company management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented. We will continue to improve these processes to ensure that the nuances of such significant or non-routine transactions are effectively evaluated in the context of the appropriate accounting standards.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2026.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Financial and Accounting Officer, and Director	August 28, 2026
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	August 28, 2026
Terry Alan Farris

