Form 10-Q
period 2026-06-30
Cactus Acquisition Corp. 1 Ltd
filed 2026-09-04
CIK 1865861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

As of August 31, 2026, 3,926,061 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

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

PART I

Item 1. Financial Statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2026, AND FOR THE SIX MONTHS AND THREE MONTHS ENDED ON THAT DATE

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2026	2025
		U.S. Dollars in thousands
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		131	51
Prepaid expenses		6	22
TOTAL CURRENT ASSETS		137	73

NON-CURRENT ASSETS:
Cash held in trust account	1c	652	641
TOTAL ASSETS		789	714
Liabilities, shares subject to possible redemption and capital deficiency
CURRENT LIABILITIES:
Accrued expenses and other liabilities		1,024	1,064
Sponsor loan	6	894	855
Promissory Notes	7	1,481	1,119
TOTAL CURRENT LIABILITIES		3,399	3,038

COMMITMENTS AND CONTINGENCIES

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 52,239 shares at June 30, 2026 and December 31, 2025, at a redemption value of $12.48 per share and $12.27 per share, respectively		652	641

CAPITAL DEFICIENCY:	4
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 3,162,499 shares issued and outstanding at June 30, 2026 and December 31, 2025		*	*
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at June 30, 2026 and December 31, 2025		*	*
Preference Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Additional paid in capital		-	-
Accumulated deficit		(3,262)	(2,965)
TOTAL CAPITAL DEFICIENCY		(3,262)	(2,965)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND CAPITAL DEFICIENCY		789	714

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	U.S. Dollars in thousands
	Except per share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	11	188	6	93
OPERATING EXPENSES	(196)	(286)	(70)	(143)
FINANCIAL EXPENSES	(101)	(62)	(53)	(32)
NET LOSS FOR THE PERIOD	(286)	(160)	(117)	(82)

WEIGHTED AVERAGE OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	52,239	763,592	52,239	763,592
BASIC AND DILUTED EARNINGS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION, see Note 5	0.13	0.30	0.08	0.23

WEIGHTED AVERAGE OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES OUTSTANDING	3,162,500	3,162,500	3,162,500	3,162,500
BASIC AND DILUTED (LOSS) PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE, see Note 5	(0.09)	(0.12)	(0.04)	(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A Ordinary shares		Class B Ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated Deficit	Total
	U.S. dollars in thousands (except share data)

BALANCE AT JANUARY 1, 2026	3,162,499	*	1	*	-	(2,965)	(2,965)
Accretion of Class A common stock subject to redemption amount as of June 30, 2026						(11)	(11)
Net loss for the period						(286)	(286)
BALANCE AT JUNE 30, 2026	3,162,499	-	1	*	-	(3,262)	(3,262)

BALANCE AT APRIL 1, 2026:	3,162,499	-	1	*	-	(3,139)	(3,139)
Accretion of Class A common stock subject to redemption amount as of June 30, 2026						(6)	(6)
Net loss for the period						(117)	(117)
BALANCE AT JUNE 30, 2026	3,162,499	-	1	*	-	(3,262)	(3,262)

BALANCE AT JANUARY 1, 2025:	3,162,499	*	1	*	285	(2,354)	(2,069)
Accretion of Class A common stock subject to redemption amount as of June 30, 2025					(299)		(299)
Sponsor surrender of 50,000 founder shares					111		111
Net loss for the period						(160)	(160)
BALANCE AT JUNE 30, 2025	3,162,499	-	1	*	97	(2,514)	(2,417)

BALANCE AT APRIL 1, 2025:	3,162,499	-	1		190	(2,432)	(2,242)
Accretion of Class A common stock subject to redemption amount as of June 30, 2025					(204)		(204)
Sponsor surrender of 50,000 founder shares					111		111
Net loss for the period		-				(82)	(82)
BALANCE AT JUNE 30, 2025	3,162,499	-	1		97	(2,514)	(2,417)

(*)	Represents an amount less than 1 thousand US Dollars

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACTUS ACQUISITION CORP. 1 LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2026	2025
	U.S. Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(286)	(160)
Financial expenses	101	62
Changes in operating assets and liabilities:
Decrease in prepaid expenses	16	108
Increase (decrease) in accrued expenses	(40)	100
Net cash used in (provided by) operating activities	(209)	110

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sponsor loan	-	95
Proceeds from promissory note	300	-
Net cash provided by financing activities	300	95

NET CHANGE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	91	205
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	692	8,988
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	783	9,193

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT:
Cash and cash equivalents	131	25
Cash held in trust account	652	9,168
CASH, CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD IN TRUST ACCOUNT AT END OF THE PERIOD	783	9,193

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

All activity for the period from inception through June 30, 2026, relates to the Company’s formation, its initial public offering (the “Public offering”) described below, and activities to identify a business combination target. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the private placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Class A ordinary shares

The Company is authorized to issue up to 500,000,000 Class A ordinary shares of $0.0001 par value each. Pursuant to the initial Public Offering on November 2, 2021 the Company issued and sold an aggregate of 12,650,000 Class A ordinary shares as part of the Units sold in the respective transaction. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $126,500,000 in the Public. See Note 3 above for further information regarding those share issuances.

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

The Company is authorized to issue up to 5,000,000 Preference Shares of $0.0001 par value each. As of June 30, 2026 and 2025, the Company has no Preference shares issued and outstanding.

CACTUS ACQUISITION CORP. 1 LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE:

a.	Basic

As of June 30, 2026 and 2025, the Company had two classes of ordinary shares: Class A ordinary shares, of which 52,239 and 763,592 shares, respectively, were subject to possible redemption, and Class B ordinary shares. To determine net loss attributable to each class, the Company first calculated the total earnings (loss) allocable to both classes by subtracting interest earned on investments held in the Trust Account from total earnings (loss). Accretion to the redemption value of Class A ordinary shares subject to possible redemption is allocated entirely to those redeemable Class A ordinary shares.

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	U.S. dollars in thousands (except share data)

Net loss for the period	(286)	(160)	(117)	(82)
Less - interest earned on marketable securities held in trust account	(11)	(188)	(6)	(93)
Net loss excluding interest	(297)	(348)	(124)	(175)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	(5)	(68)	(2)	(34)

Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	11	299	6	204
	6	231	4	170
Denominator:
Weighted average of class A ordinary shares subject to possible redemption	52,239	763,592	52,239	763,592
Basic and diluted earnings per Class A ordinary shares subject to possible redemption	0.13	0.30	0.08	0.23

Non-redeemable Class A and Class B ordinary shares:
Numerator:
Net loss excluding interest	(292)	(280)	(122)	(141)
Accretion	-	(111)	-	(111)
	(292)	(391)	(122)	(252)
Denominator:
Weighted average of non-redeemable Class A and Class B ordinary shares outstanding	3,162,500	3,162,500	3,162,500	3,162,500
Basic and diluted earnings (loss) per non-redeemable Class A and Class B ordinary shares	(0.09)	(0.12)	(0.04)	(0.08)

b.	Diluted

As of June 30, 2026, the Company did not have any dilutive securities or any other contracts which could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

As of June 30, 2026, the amount due to the Lender was approximately $894,000, reflected as a Sponsor loan on the balance sheet. This amount consisted of $758,000 in advances under the Note and $136,000 in accrued interest. If the Company does not complete an Initial Business Combination by the Maturity Date, the Note will be repaid only from funds held outside the Trust Account or will be forfeited, eliminated, or otherwise forgiven.

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

As of June 30, 2026, the amount due to Energi was approximately $722,000, which consisted of $600,000 of advances under the Notes plus $122,000 of accrued interest.

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

As of June 30, 2026, the amount due to Hali was approximately $386,000, which consisted of $350,000 of advances under the Notes plus $36,000 of accrued interest.

VivoPower

On December 23, 2025, the Company issued an unsecured promissory note to VivoPower, the parent company of Tembo (see Note 1-d Business Combination), and an unrelated party, with a principal amount of $65,000 (the “Note”). The Note, which bears interest at 10% per annum, is repayable in full on or prior to October 14, 2026 (the “Maturity Date”), as determined by the Company.

As of June 30, 2026, the amount due to VivoPower was approximately $68,000, which consisted of $65,000 of advances under the Note plus $3,000 of accrued interest.

TAG INTL

On May 19, 2026, the Company issued an unsecured promissory note to TAG INTL DMCC, an unrelated party, with a principal amount of $300,000 (the “Note”). The Note, which was funded on May 26, 2026, and bears interest at 12% per annum, is repayable in full on or prior to May 19, 2027, as determined by the Company.

As of June 30, 2026, the balance due to TAG was approximately $304,000, which consisted of $300,000 of advances under the Note plus $4,000 of accrued interest.

NOTE 8 – FINANCIAL INCOME AND EXPENSES

Financial income represents interest earned on funds in the Trust account (see Note 1c), which amounted to $11,000 and $188,000 for the six months ended June 30, 2026 and 2025, respectively.

Financial expenses represents interest accrued on the Sponsor loan and Promissory notes, which amounted to $101,000 and 62,000 for the six months ended June 30, 2026 and 2025, respectively, For the six months ended June 30, 2026, interest of $101,000 consisted of $39,000 on the Sponsor loan (see Note 6) and $62,000 on the Promissory notes (see Note 7). For the six months ended June 30, 2025, interest of $62,000 consisted of $34,000 on the Sponsor loan (see Note 6) and $28,000 on the Promissory notes (see Note 7).

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

As indicated in the accompanying financial statements, at June 30, 2026, we had $131,000 of cash and $3,262,000 of working capital deficiency. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Results of Operations

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering, and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2026 date of our unaudited financial statements contained in this Quarterly Report, other than as reflected in the subsequent events note of the financial statements. After our initial public offering, which was consummated in November 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Quarter Ended June 30, 2026 Compared with the Quarter Ended June 30, 2025

For the quarter ended June 30, 2026, we reported a net loss of $286,000, compared with a net loss of $160,000 for the quarter ended June 30, 2025. The increase of $126,000 was primarily attributable to reduced interest income earned on investments held in the Trust Account offset by a reduction in the operating expenses.

Interest income on investments held in the Trust Account totaled $11,000 during 2026, compared with $188,000 during 2025. The decrease of $177,000 was primarily attributable to a significant reduction in funds held in the Trust Account following shareholder redemptions approved in connection with extension meetings held during late 2024 and late 2025.

Operating expenses were $196,000 during 2026, compared with $286,000 during 2025. The decrease of $90,000 was primarily attributable to lower professional fees associated with the proposed Tembo business combination transaction.

Financial expenses totaled $101,000 during 2026, compared with $62,000 during 2025, an increase of $39,000. Financial expenses in both periods primarily consisted of interest expense accrued on sponsor loans and promissory notes. The increase during 2026 was primarily due to the receipt of additional funding on the promissory notes.

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $131,000 in our operating bank account, and a working capital deficit of approximately $3,262,000.

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

As of July 31, 2026, approximately $112,000 was available to us outside of the trust account to fund our working capital requirements. Because of the anticipated costs to complete the business combination with Tembo, we have requested $600,000 of additional loans from several third parties, $300,000 of which was received on May 26, 2026 per a promissory note dated May 19, 2026 with TAG. While, if obtained, we anticipate that these loans will suffice for the period leading up to our initial business combination, there can be no assurance that the loans will be obtained and, if they are, that the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating an initial business combination may be greater than what we currently estimate would be needed to do so. Consequently, we may have insufficient funds available to operate our business prior to our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. That required liquidation date would be less than 12 months after the date of this Quarterly Report. That, among other factors, raises substantial doubt about our ability to continue as a going concern. See “Item 1 - Risk Factors – Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination - Because the funds being held outside of the trust account are insufficient to allow us to operate for the remainder of the combination period , that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, as we will depend on additional loans third parties to fund those activities” in our 2025 Annual Report.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer/chief financial officer, whom we refer to as our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness in our internal control resulting from an insufficient number of qualified finance and accounting personnel. This staffing shortfall has led to inadequate segregation of duties within key financial processes and has increased the risk of errors or misstatements in the Company’s financial reporting. Management determined that the current finance team lacks the capacity to adequately separate accounting and financial reporting responsibilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, Company management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented. We will continue to improve these processes to ensure that the nuances of such significant or non-routine transactions are effectively evaluated in the context of the appropriate accounting standards.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on September 4, 2026.

Cactus Acquisition Corp. 1 Limited

By:	/s/ Adam Ridgway
Name:	Adam Ridgway
Title:	Chief Executive Officer, Principal Financial and Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Adam Ridgway	Chief Executive Officer, Principal Financial and Accounting Officer, and Director	September 4, 2026
Adam Ridgway

/s/ Terry Alan Farris	Director, Chairman of the Board	September 4, 2026
Terry Alan Farris

